Form 10-Q
period 2012-09-30
Northern Tier Energy LP; Northern Tier Energy LLC
filed 2012-11-13
CIK 1533454, 1536047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-35612

Commission File Number: 333-178458

Northern Tier Energy LP

Northern Tier Energy LLC

(Exact name of registrant as specified in its charter)

DELAWARE DELAWARE	27-3005162 27-3005162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

38C Grove Street, Suite 100 Ridgefield, Connecticut	06877
(Address of principal executive offices)	(Zip Code)

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

Northern Tier Energy LP	☒ Yes ☐ No
Northern Tier Energy LLC	☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Northern Tier Energy LP	☒ Yes ☐ No
Northern Tier Energy LLC	☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Northern Tier Energy LP	☐	☐	☒	☐
Northern Tier Energy LLC	☐	☐	☒	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Northern Tier Energy LP	☐ Yes ☒ No
Northern Tier Energy LLC	☐ Yes ☒ No

As of November 13, 2012, Northern Tier Energy LP had 91,915,000 common units outstanding. Northern Tier Energy LP held 100% of the membership interest in Northern Tier Energy LLC as of November 13, 2012.

This combined Form 10-Q is separately filed by Northern Tier Energy LP and Northern Tier Energy LLC. Northern Tier Energy LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

NORTHERN TIER ENERGY LP AND

NORTHERN TIER ENERGY LLC

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Explanatory Note

This combined Form 10-Q is filed by Northern Tier Energy LP and Northern Tier Energy LLC. Each Registrant hereto is filing on its own behalf all of the information contained in this report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such other Registrant, and therefore makes no representation as to any such information. Northern Tier Energy LLC is the sole direct operating subsidiary of Northern Tier Energy LP, providing 100% of Northern Tier Energy LP’s total consolidated revenue for the three and nine months ended September 30, 2012 and constituting 100% of Northern Tier Energy LP’s total consolidated assets as of September 30, 2012.

Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both Northern Tier Energy LP and Northern Tier Energy LLC and their subsidiaries. Discussions or areas of this report that either apply only to Northern Tier Energy LP or Northern Tier Energy LLC are clearly noted in such sections.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	the overall demand for hydrocarbon products, fuels and other refined products;

•	our ability to produce products and fuels that meet our customers’ unique and precise specifications;

•	the impact of fluctuations and rapid increases or decreases in crude oil, refined products, fuel and utility services prices and crack spreads, including the impact of these factors on our liquidity;

•	fluctuations in refinery capacity;

•	accidents or other unscheduled shutdowns or disruptions affecting our refinery, machinery, or equipment, or those of our suppliers or customers;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	the results of our hedging and other risk management activities;

•	our ability to comply with covenants contained in our debt instruments;

•	labor relations;

•	relationships with our partners and franchisees;

•	successful integration and future performance of acquired assets, businesses or third-party product supply and processing relationships;

•	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;

•	currently unknown liabilities in connection with the Marathon Acquisition (as defined herein);

•	environmental liabilities or events that are not covered by an indemnity, insurance or existing reserves;

•	dependence on one principal supplier for merchandise;

•	maintenance of our credit ratings and ability to receive open credit lines from our suppliers;

•	the effects of competition;

•	continued creditworthiness of, and performance by, counterparties;

•	the impact of current and future laws, rulings and governmental regulations, including guidance related to the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	shortages or cost increases of power supplies, natural gas, materials or labor;

•	weather interference with business operations;

•	seasonal trends in the industries in which we operate;

•	fluctuations in the debt markets;

•	potential product liability claims and other litigation;

•	changes in economic conditions, generally, and in the markets we serve, consumer behavior, and travel and tourism trends; and

•	changes in the treatment of Northern Tier Energy LP as a partnership for U.S. federal income or state tax purposes.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (1) Part II, “Item 1A. Risk Factors” and elsewhere in this report, (2) ”Risk Factors” in Northern Tier Energy LP’s final prospectus, dated July 25, 2012 (the “Prospectus),” included in Northern Tier Energy LP’s Registration Statement on Form S-1 (File No. 333-178457) and (3) our Quarterly Reports on Form 10-Q for the periods ended March 31, 2012 (Northern Tier Energy LLC only) and June 30, 2012.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHERN TIER ENERGY LP

CONSOLIDATED BALANCE SHEETS

(in millions, except unit data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$323.5	$123.5
Receivables, less allowance for doubtful accounts	134.3	81.9
Inventories	156.2	154.1
Other current assets	28.8	65.5

Total current assets	642.8	425.0

NON-CURRENT ASSETS
Equity method investment	88.3	89.9
Property, plant and equipment, net	376.7	391.2
Intangible assets	35.4	35.4
Other assets	34.2	57.3

Total Assets	$1,177.4	$998.8

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$185.7	$207.4
Accrued liabilities	87.3	30.3
Derivative liability	71.2	109.9

Total current liabilities	344.2	347.6

NON-CURRENT LIABILITIES
Long-term debt	261.0	290.0
Lease financing obligation	7.5	11.9
Derivative liability	8.0	—
Other liabilities	18.8	37.1

Total liabilities	639.5	686.6

Commitments and contingencies

EQUITY
Comprehensive loss	(0.4)	(0.4)
Member’s interest	—	312.6
Partners’ capital:
Common unitholders (73,532,000 units issued and outstanding at September 30, 2012)	430.7	—
PIK common unitholders (18,383,000 units issued and outstanding at September 30, 2012)	107.6	—

Total equity	537.9	312.2

Total Liabilities and Equity	$1,177.4	$998.8

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions, except unit and per unit data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
REVENUE (a)	$1,263.5	$1,159.5	$3,417.8	$3,192.0

COSTS, EXPENSES AND OTHER
Cost of sales (a)	929.2	890.2	2,594.0	2,578.2
Direct operating expenses	66.9	67.3	189.1	192.5
Turnaround and related expenses	2.1	—	17.1	22.5
Depreciation and amortization	8.3	7.4	24.6	22.3
Selling, general and administrative	22.0	24.4	67.1	63.3
Formation costs	—	1.7	1.0	6.1
Contingent consideration loss (income)	38.5	3.4	104.3	(37.6)
Other income, net	(2.9)	(0.6)	(6.2)	(2.4)

OPERATING INCOME	199.4	165.7	426.8	347.1

Realized losses from derivative activities	(44.7)	(112.5)	(165.0)	(246.4)
Loss on early extinguishment of derivatives	—	—	(136.8)	—
Unrealized (losses) gains from derivative activities	(70.3)	(40.6)	32.6	(334.5)
Interest expense, net	(15.6)	(10.4)	(36.7)	(30.6)

INCOME (LOSS) BEFORE INCOME TAXES	68.8	2.2	120.9	(264.4)

Income tax provision	(7.7)	—	(7.8)	—

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$61.1	$2.2	$113.1	$(264.4)

EARNINGS PER UNIT INFORMATION:
Allocation of net income used for earnings per unit calculation:
Net Income	$61.1		$113.1
Net Income prior to initial public offering on July 31, 2012	(18.7)		(70.7)

Net Income subsequent to initial public offering on July 31, 2012	$42.4		$42.4

Earnings per common and PIK common unit, basic and diluted	$0.46		$0.46

Weighted average number of units outstanding:
Common and PIK common units, basic and diluted	91,915,000		91,915,000

SUPPLEMENTAL INFORMATION:
(a) Excise taxes included in revenue and cost of sales	$78.2	$64.9	$215.0	$181.5

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Nine Months Ended
	September 30,	September 30,
Increase (decrease) in cash	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$113.1	$(264.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24.6	22.3
Non-cash interest expense	8.1	2.9
Equity-based compensation expense	1.4	1.1
Deferred income taxes	7.7	—
Contingent consideration loss (income)	104.3	(37.6)
Unrealized (gains) losses from derivative activities	(32.6)	334.5
Loss on early extinguishment of derivatives	136.8	—
Changes in assets and liabilities, net:
Accounts receivable	(52.7)	(3.1)
Inventories	(2.1)	3.6
Other current assets	9.2	15.9
Accounts payable and accrued expenses	(136.4)	119.2
Other, net	(6.6)	0.5

Net cash provided by operating activities	174.8	194.9

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13.3)	(27.4)
Acquisition, net of cash acquired	—	(112.8)
Return of capital from investments	1.3	1.7

Net cash used in investing activities	(12.0)	(138.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of senior secured notes	(29.0)	—
Borrowings from revolving credit arrangement	—	55.0
Repayments of revolving credit arrangement	—	(55.0)
Proceeds from IPO, net of direct costs of issuance	230.4	—
Equity distributions	(164.2)	(2.5)

Net cash provided by (used in) financing activities	37.2	(2.5)

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	200.0	53.9
Cash and cash equivalents at beginning of period	123.5	72.8

Cash and cash equivalents at end of period	$323.5	$126.7

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LLC

CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$323.5	$123.5
Receivables, less allowance for doubtful accounts	134.3	81.9
Inventories	156.2	154.1
Other current assets	28.8	65.5

Total current assets	642.8	425.0

NON-CURRENT ASSETS
Equity method investment	88.3	89.9
Property, plant and equipment, net	376.7	391.2
Intangible assets	35.4	35.4
Other assets	34.2	57.3

Total Assets	$1,177.4	$998.8

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$185.7	$207.4
Accrued liabilities	87.3	30.3
Derivative liability	71.2	109.9

Total current liabilities	344.2	347.6

NON-CURRENT LIABILITIES
Long-term debt	261.0	290.0
Lease financing obligation	7.5	11.9
Derivative liability	8.0	—
Other liabilities	18.8	37.1

Total liabilities	639.5	686.6

Commitments and contingencies

EQUITY
Comprehensive loss	(0.4)	(0.4)
Member’s interest	538.3	312.6

Total Equity	537.9	312.2

Total Liabilities and Equity	$1,177.4	$998.8

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LLC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
REVENUE (a)	$1,263.5	$1,159.5	$3,417.8	$3,192.0

COSTS, EXPENSES AND OTHER
Cost of sales (a)	929.2	890.2	2,594.0	2,578.2
Direct operating expenses	66.9	67.3	189.1	192.5
Turnaround and related expenses	2.1	—	17.1	22.5
Depreciation and amortization	8.3	7.4	24.6	22.3
Selling, general and administrative	22.0	24.4	67.1	63.3
Formation costs	—	1.7	—	6.1
Contingent consideration loss (income)	38.5	3.4	104.3	(37.6)
Other income, net	(2.9)	(0.6)	(6.2)	(2.4)

OPERATING INCOME	199.4	165.7	427.8	347.1

Realized losses from derivative activities	(44.7)	(112.5)	(165.0)	(246.4)
Loss on early extinguishment of derivatives	—	—	(136.8)	—
Unrealized (losses) gains from derivative activities	(70.3)	(40.6)	32.6	(334.5)
Interest expense, net	(15.6)	(10.4)	(36.7)	(30.6)

INCOME (LOSS) BEFORE INCOME TAXES	68.8	2.2	121.9	(264.4)

Income tax provision	(7.7)	—	(7.8)	—

NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$61.1	$2.2	$114.1	$(264.4)

SUPPLEMENTAL INFORMATION:
(a) Excise taxes included in revenue and cost of sales	$78.2	$64.9	$215.0	$181.5

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Nine Months Ended
	September 30,	September 30,
Increase (decrease) in cash	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$114.1	$(264.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	24.6	22.3
Non-cash interest expense	8.1	2.9
Equity-based compensation expense	1.4	1.1
Deferred income taxes	7.7	—
Contingent consideration loss (income)	104.3	(37.6)
Unrealized (gains) losses from derivative activities	(32.6)	334.5
Loss on early extinguishment of derivatives	136.8	—
Changes in assets and liabilities, net:
Accounts receivable	(52.7)	(3.1)
Inventories	(2.1)	3.6
Other current assets	9.2	15.9
Accounts payable and accrued expenses	(136.4)	119.2
Other, net	(6.6)	0.5

Net cash provided by operating activities	175.8	194.9

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13.3)	(27.4)
Acquisition, net of cash acquired	—	(112.8)
Return of capital from investments	1.3	1.7

Net cash used in investing activities	(12.0)	(138.5)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of senior secured notes	(29.0)	—
Borrowings from revolving credit arrangement	—	55.0
Repayments of revolving credit arrangement	—	(55.0)
Contribution from Member	230.4	—
Distributions to Member	(165.2)	(2.5)

Net cash provided by (used in) financing activities	36.2	(2.5)

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	200.0	53.9
Cash and cash equivalents at beginning of period	123.5	72.8

Cash and cash equivalents at end of period	$323.5	$126.7

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP AND

NORTHERN TIER ENERGY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Northern Tier Energy LP (“NTE LP”) is an independent downstream energy company with refining, retail and pipeline operations that serve the Petroleum Administration for Defense District II (“PADD II”) region of the United States. NTE LP holds 100% of the membership interest in Northern Tier Energy LLC (“NTE LLC”) and was organized in such a way as to be treated as a master limited partnership (“MLP”) for tax purposes. NTE LLC was a wholly-owned subsidiary of Northern Tier Holdings LLC (“NT Holdings”) until July 31, 2012. On July 31, 2012, NT Holdings contributed all of its membership interests in NTE LLC to NTE LP in connection with the closing of the underwritten initial public offering (“IPO”) of NTE LP (see Note 3). NT Holdings is a wholly-owned subsidiary of Northern Tier Investors LLC (“NT Investors”). NT Investors, NT Holdings and NTE LLC were formed by ACON Refining Partners L.L.C. and TPG Refining L.P. and certain members of management (collectively, the “Investors”) during 2010. The St. Paul Park Refinery and Retail Marketing Business were formerly owned and operated by subsidiaries of Marathon Oil Corporation (“Marathon Oil”). These subsidiaries, Marathon Petroleum Company, LP (“MPC LP”), Speedway LLC (“Speedway”) and MPL Investments LLC, are together referred to as “MPC” or “Marathon” and are now subsidiaries of Marathon Petroleum Corporation (“Marathon Petroleum”). Marathon Petroleum was a wholly-owned subsidiary of Marathon Oil until June 30, 2011. Effective December 1, 2010, NTE LLC acquired the business from Marathon for approximately $608 million (the “Marathon Acquisition,” see Note 5).

NTE LP and NTE LLC (collectively, the “Company”) includes the operations of St. Paul Park Refining Co. LLC (“SPPR”) and Northern Tier Retail Holdings LLC (“NTRH”). NTRH is the parent company of Northern Tier Retail LLC (“NTR”) and Northern Tier Bakery LLC (“NTB”). NTR is the parent company of SuperAmerica Franchising LLC (“SAF”). In connection with the IPO of NTE LP (see Note 3), NTE LLC contributed all of its membership interests in NTR, NTB and SAF to NTRH in exchange for all of the membership interests in NTRH. Effective August 1, 2012, NTRH elected to be treated as a corporation for income tax purposes in order to preserve the MLP tax status of NTE LP. SPPR has a 17% interest in MPL Investments Inc. (“MPLI”) and a 17% interest in Minnesota Pipe Line Company, LLC (“MPL”). MPLI owns 100% of the preferred interest in MPL which owns and operates a 455,000 barrel per day (“bpd”) crude oil pipeline in Minnesota (see Note 2).

SPPR, which is located in St. Paul Park, Minnesota, has total crude oil throughput capacity of 84,500 barrels per stream day. Refining operations include crude fractionation, catalytic cracking, hydrotreating, reforming, alkylation, sulfur recovery and a hydrogen plant. The refinery processes predominately North Dakota and Canadian crude oils into products such as gasoline, diesel, jet fuel, kerosene, asphalt, propane, propylene and sulfur. The refined products are sold to markets primarily located in the Upper Great Plains of the United States.

As of September 30, 2012, NTR operates 166 convenience stores under the SuperAmerica brand and SAF supports 68 franchised stores which also utilize the SuperAmerica brand. These 234 SuperAmerica stores are primarily located in Minnesota and Wisconsin and sell gasoline, merchandise, and in some locations, diesel fuel. There is a wide range of merchandise sold at the stores including prepared foods, beverages and non-food items. The merchandise sold includes a significant number of proprietary items.

NTB prepares and distributes food products under the SuperMom’s Bakery brand primarily to SuperAmerica branded retail outlets.

Basis of Presentation

NTE LP conducts all of its operations through NTE LLC and its subsidiaries. NTE LP’s consolidated financial statements are substantially identical to NTE LLC’s consolidated financial statements, with the following exceptions:

•	Earnings per unit (disclosed on NTE LP’s consolidated statement of operations);

•	Partners’ capital and distributions (see Note 13); and

•	Formation cost expense of $1.0 million recorded for NTE LP during the second quarter of 2012.

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods reported have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or for any other period.

The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements of NTE LLC at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the final prospectus of NTE LP, dated July 25, 2012, included in NTE LP’s Registration Statement on Form S-1 (File No. 333-178457).

2.	SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Principles of Consolidation and Combination

NTE LP is a Delaware limited partnership that was established as Northern Tier Energy, Inc. on October 24, 2011 and was subsequently converted into NTE LP as of June 4, 2012. On July 31, 2012, NTE LP closed its IPO whereby it sold 18,687,500 limited partnership units to the public. In connection with the closing of the IPO, NT Holdings contributed all of its membership interests in NTE LLC to NTE LP in exchange for 54,844,500 common units and 18,383,000 PIK units of NTE LP (see Note 3). Upon the closing of the IPO, the consolidated historical financial statements of NTE LLC became the historical financial statements of NTE LP. NTE LP consolidates all accounts of NTE LLC and its subsidiaries. NTE LLC consolidates all accounts of SPPR and NTRH. All significant intercompany accounts have been eliminated in these consolidated financial statements.

NTE LLC was formed on June 23, 2010. The Marathon Acquisition agreement was entered into on October 6, 2010 and closed on December 1, 2010. Accordingly, the accompanying financial statements present the consolidated accounts of such acquired businesses.

The Company’s common equity interest in MPL is accounted for using the equity method of accounting in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 323. Equity income from MPL represents the Company’s proportionate share of net income available to common equity owners generated by MPL.

The equity method investment is assessed for impairment whenever changes in facts or circumstances indicate a loss in value has occurred. When the loss is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value, and the amount of the write-down is included in net income. See Note 8 for further information on the Company’s equity method investment.

MPLI owns all of the preferred membership units of MPL. This investment in MPLI, which provides the Company no significant influence over MPLI, is accounted for as a cost method investment. The investment in MPLI is carried at a cost of $6.9 million as of September 30, 2012 and December 31, 2011 and is included in other noncurrent assets within the consolidated balance sheets.

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

Operating Segments

The Company has two reportable operating segments:

•	Refining – operates the St. Paul Park, Minnesota refinery, terminal and related assets, and includes the Company’s interest in MPL and MPLI, and

•	Retail – operates 166 convenience stores primarily in Minnesota and Wisconsin. The retail segment also includes the operations of NTB and SAF.

See Note 21 for further information on the Company’s operating segments.

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

When property, plant and equipment depreciated on an individual basis is sold or otherwise disposed of, any gains or losses are reported in net income. Gains on the disposal of property, plant and equipment are recognized when earned, which is generally at the time of closing. If a loss on disposal is expected, such losses are generally recognized when the assets are classified as held for sale.

Expenditures for routine maintenance and repair costs are expensed when incurred. Refinery process units require periodic major maintenance and repairs that are commonly referred to as “turnarounds.” The required frequency of the maintenance varies by unit, but generally is every two to six years depending on the processing unit involved. Turnaround costs are expensed as incurred.

Derivative Financial Instruments

The Company is exposed to earnings and cash flow volatility based on the timing and change in refined product prices and crude oil prices. To manage these risks, the Company may use derivative instruments associated with the purchase or sale of crude oil and refined products. Crack spread option and swap contracts are used to hedge the volatility of refining margins. The Company also may use futures contracts to manage price risks associated with inventory quantities above or below target levels. The Company does not enter into derivative contracts for speculative purposes. All derivative instruments are recorded in the consolidated balance sheet at fair value and are classified depending on the maturity date of the underlying contracts. Changes in the fair value of its contracts are accounted for by marking them to market and recognizing any resulting gains or losses in its statements of income. These gains and losses are reported as operating activities within the consolidated statements of cash flows.

Excise Taxes

The Company is required by various governmental authorities, including federal and state, to collect and remit taxes on certain products. Such taxes are presented on a gross basis in revenue and cost of sales in the consolidated statements of operations. These taxes totaled $78.2 million and $64.9 million for the three months ended September 30, 2012 and 2011, respectively, and $215.0 million and $181.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Income Taxes

Effective August 1, 2012, NTRH elected to be treated as a corporation for income tax purposes in order to preserve the MLP tax status of NTE LP. As such, the Company has recorded deferred tax assets and deferred tax liabilities as of the election date. Additionally, the Company recorded current period income taxes for the period from August 1, 2012 through September 30, 2012 (see Note 6) at the NTRH level. Prior to August 1, 2012, all of the Company’s income was derived from subsidiaries which were limited liability companies and were therefore pass-through entities for federal income tax purposes. As a result, the Company did not incur federal income taxes prior to this date.

Reclassification

Certain reclassifications have been made to the prior-year financial information in order to conform to the Company’s current presentation.

Accounting Developments

On January 1, 2012, the Company adopted Accounting Standard Update (“ASU”) No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. Also effective January 1, 2012, the Company adopted ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers the effectiveness for the requirement to present on the face of our financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The Company’s presentation of comprehensive income in this quarterly report complies with these accounting standards.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under GAAP with those prepared under IFRS. This new guidance is to be applied retrospectively. ASU 2011-11 will be effective for the Company’s quarterly and annual financial statements beginning with the first quarter 2013 reporting. The Company believes that the adoption of ASU 2011-11 will not have a material impact on its consolidated financial statements.

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

On July 25, 2012, NTE LP priced 16,250,000 common units in its IPO at a price of $14.00 per unit, and on July 26, 2012, NTE LP common units began trading on the New York Stock Exchange (ticker symbol: NTI). NTE LP closed its IPO of 18,687,500 common units, which included 2,437,500 common units issued pursuant to the underwriters’ exercise of their option to purchase additional common units, on July 31, 2012.

The net proceeds from the IPO of approximately $245 million, after deducting the underwriting discount, along with approximately $56 million of cash on hand were used to: (i) distribute approximately $124 million to NT Holdings, of which approximately $92 million was used to redeem Marathon’s existing preferred interest in NT Holdings and $32 million was distributed to ACON Refining Partners L.L.C., TPG Refining L.P. and entities in which certain members of the Company’s management team hold an ownership interest, (ii) pay $92 million to J. Aron & Company, an affiliate of Goldman, Sachs & Co., related to deferred payment obligations from the early extinguishment of derivatives (see Note 11), (iii) pay $40 million to Marathon, which represents the cash component of a settlement agreement NTE LLC entered into with Marathon in satisfaction of a contingent consideration arrangement that was part of the Marathon Acquisition (see Note 5), (iv) redeem $29 million of NTE LLC senior secured notes at a redemption price of 103% of the principal amount thereof, plus accrued interest, for an estimated $31 million, and (v) pay other offering costs of approximately $15 million.

In connection with the closing of the IPO the following transactions and events occurred in the third quarter of 2012:

•	The settlement agreement with Marathon with respect to the contingent consideration arrangements that were entered into in connection with the Marathon Acquisition became effective (see Note 5);

•	The Company’s management services agreement with ACON Refining Partners L.L.C and TPG Refining L.P. (see Note 4) was terminated;

•	NT Holdings contributed all of its membership interests in NTE LLC to NTE LP in exchange for 54,844,500 common units and 18,383,000 PIK units;

•	NTE LP issued 18,687,500 common units to the public, representing a 20.3% limited partner interest; and

•	NTRH elected to be treated as a corporation for federal income tax purposes, subjecting it to corporate-level tax.

4.	RELATED PARTY TRANSACTIONS

The Investors, which include ACON Refining Partners L.L.C. and TPG Refining L.P., are related parties of the Company. MPL is also a related party of the Company. Subsequent to the Marathon Acquisition (see Note 5), the Company entered into a crude oil supply and logistics agreement with a third party and no longer has direct transactions with MPL.

Upon completion of the Marathon Acquisition, the Company entered into a management services agreement with the Investors pursuant to which they provided the Company with ongoing management, advisory and consulting services. This management services agreement was terminated in conjunction with the IPO of NTE LP as of July 31, 2012. While this agreement was in effect, the Investors also received quarterly management fees equal to 1% of the Company’s “Adjusted EBITDA” (as defined in the agreement) for the previous quarter (subject to a minimum annual fee of $2 million), as well as reimbursements for out-of pocket expenses incurred by them in connection with providing such management services. The Company recognized management fees relating to these services of $0.3 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively, and $2.5 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively. As a result of the NTE LP IPO, the Company was required to pay the Investors a specified success fee of $7.5 million that is a part of the IPO offering expenses discussed in Note 3.

5.	MARATHON ACQUISITION

As previously described in Note 1, effective December 1, 2010, the Company acquired the business from MPC for $608 million. The Marathon Acquisition was accounted for by the purchase method of accounting for business combinations. Included in this amount was the estimated fair value of earn-out payments of $54 million as of the acquisition date. Of the remainder of the $608 million purchase price, $361 million was paid in cash as of December 31, 2010 and $80 million was satisfied by issuing MPC a perpetual payment in kind preferred interest in NT Holdings. The residual purchase price of $113 million (excluding the contingent earn-out consideration) was paid during the three months ended March 31, 2011. Upon the closing of the NTE LP IPO, MPC’s perpetual payment in kind preferred interest in NT Holdings was redeemed at par plus accrued interest for a total of approximately $92 million.

The cash component of the purchase price along with acquisition related costs were financed by an approximately $180 million cash investment by the Investors and aggregate borrowings of $290 million. See Note 12 for a description of the Company’s financing arrangements.

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

•	A third-party purchased substantially all of the crude oil inventory associated with operations of the refinery directly from Marathon.

The Marathon Acquisition included contingent consideration arrangements under which the Company could have received margin support payments of up to $60 million from MPC or could have paid MPC net earn-out payments of up to $125 million over the term of the arrangements, depending on the Company’s Adjusted EBITDA as defined in the arrangements. On May 4, 2012, NTE LLC entered into a settlement agreement with MPC regarding the contingent consideration. The settlement agreement was contingent upon the consummation of the IPO of NTE LP, which occurred on July 31, 2012 (see Note 3). Pursuant to this settlement agreement, MPC received $40 million of the net proceeds from the IPO of NTE LP and NT Holdings issued MPC a new $45 million perpetual payment in kind preferred interest in NT Holdings in consideration for relinquishing all claims with respect to earn-out payments under the contingent consideration agreement. This preferred interest in NT Holding will not be dilutive to NTE LP unitholders. The Company also agreed, pursuant to the settlement agreement, to relinquish all claims to margin support payments under the margin support agreement. Upon the consummation of the NTE LP IPO, the Company reversed the amounts recorded for the margin support and earn-out arrangements and recorded a liability of $85 million representing the amount of the settlement agreement. The net impact of these adjustments resulted in a charge of $38.5 million recognized during the three months ended September 30, 2012.

MPC agreed to provide the Company with administrative and support services subsequent to the Marathon Acquisition pursuant to a transition services agreement, including finance and accounting, human resources, and information systems services, as well as support services generally for a period of up to eighteen months in connection with the transition from being a part of MPC’s systems and infrastructure to having its own systems and infrastructure. The transition services agreement required the Company to pay MPC for the provision of the transition services, as well as to reimburse MPC for compensation paid to MPC employees providing such transition services. In addition, under the agreement, Marathon provided support services for the operation of the refining and retail business segments, using the employees that were ultimately expected to be transitioned to the Company. The Company was obligated to reimburse MPC for the compensation paid to MPC employees providing such operations services, plus the agreed burden rates. For the three and nine months ended September 30, 2011, the Company recognized expenses of approximately $3.9 million and $14.0 million, respectively, related to administrative and support services. The Company also paid $6.7 million in December 2010 of which $1.7 million and $5.0 million was amortized during the three and nine months ended September 30, 2011, respectively. The majority of transition services were completed as of December 31, 2011 and, as such, the nine months ended September 30, 2012 include no transition service charges from MPC.

6.	INCOME TAXES

On July 31, 2012, NTRH was established as the parent company of NTR and NTB. NTRH elected to be taxed as a corporation for federal and state income tax purposes effective August 1, 2012. Prior to that, no provision for federal income tax was calculated on earnings of the Company or its subsidiaries as all entities were non-taxable. The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and any penalties as administrative expenses.

On August 1, 2012, the Company recorded an $8.0 million tax charge to recognize its deferred tax asset and liability positions as of NTRH’s election to be taxed as a corporation. As of NTRH’s election date, the Company recorded a current deferred tax asset of $2.2 million, included in other current assets, and a non-current deferred tax liability of $10.2 million, included in other liabilities.

The income tax provision in the accompanying consolidated financial statements consists of the following:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2012	September 30, 2012
Current tax expense	$—	$0.1
Deferred tax expense	7.7	7.7

Total tax expense	$7.7	$7.8

The Company’s effective tax rate for the three and nine months ended September 30, 2012 was 11.2% and 6.5%, respectively, as compared to the Company’s combined federal and state expected statutory tax rate of 40.4%. The Company’s effective tax rate for the three and nine months ended September 30, 2012 is lower than the statutory rate primarily due to the fact that only the retail operations of the Company are taxable entities. This lowering of the effective tax rate is partially offset by the impact of the opening deferred tax charge of $8.0 million as of the effective date of NTRH electing to be treated as a taxable entity.

As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions.

7.	INVENTORIES

	September 30,	December 31,
(in millions)	2012	2011
Crude oil and refinery feedstocks	$3.5	$9.1
Refined products	118.6	109.1
Merchandise	19.6	21.1
Supplies and sundry items	14.5	14.8

Total	$156.2	$154.1

The LIFO method accounted for 78% and 77% of total inventory value at September 30, 2012 and December 31, 2011, respectively. Current acquisition costs were estimated to exceed the LIFO inventory value by $3.4 million and $20.0 million at September 30, 2012 and December 31, 2011, respectively.

8.	EQUITY METHOD INVESTMENT

The Company has a 17% common equity interest in MPL. The carrying value of this equity method investment was $88.3 million and $89.9 million at September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012 and December 31, 2011, the carrying amount of the equity method investment was $6.7 million and $6.9 million higher than the underlying net assets of the investee, respectively. The Company is amortizing this difference over the remaining life of MPL’s primary asset (the fixed asset life of the pipeline).

Distributions received from MPL were $4.2 million and $2.5 million for the three months ended September 30, 2012 and 2011, respectively, and $10.0 million and $4.9 million for the nine months ended September 30, 2012 and 2011, respectively. Equity income from MPL was $2.8 million and $0.9 million for the three months ended September 30, 2012 and 2011, respectively, and $8.7 million and $3.2 million for the nine months ended September 30, 2012 and 2011, respectively.

9.	PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment (“PP&E”) consisted of the following:

	Estimated	September 30,	December 31,
(in millions)	Useful Lives	2012	2011
Land		$8.7	$8.7
Retail stores and equipment	2 - 22 years	46.6	50.4
Refinery and equipment	5 - 24 years	329.2	318.1
Software	5 years	16.3	14.7
Other equipment	2 - 7 years	6.5	1.9
Precious metals		10.5	10.5
Assets under construction		12.8	17.4

		430.6	421.7
Less: accumulated depreciation		53.9	30.5

Property, plant and equipment, net		$376.7	$391.2

PP&E included gross assets acquired under capital leases of $7.9 million and $12.5 million at September 30, 2012 and December 31, 2011, respectively, with related accumulated depreciation of $0.6 million and $1.4 million, respectively.

10.	INTANGIBLE ASSETS

Intangible assets are comprised of franchise rights amounting to $19.8 million and trademarks amounting to $15.6 million at both September 30, 2012 and December 31, 2011. These assets have an indefinite life and therefore are not amortized, but rather are tested for impairment annually or sooner if events or changes in circumstances indicate that the fair value of the intangible asset has been reduced below carrying value.

11.	DERIVATIVES

The Company is subject to crude oil and refined product market price fluctuations caused by supply conditions, weather, economic conditions and other factors. In October 2010, at the request of the Company, MPC initiated a strategy to mitigate refining margin risk on a portion of the business’s 2011 and 2012 projected refining production. In connection with the Marathon Acquisition, derivative instruments executed pursuant to this strategy, along with all corresponding rights and obligations, were assumed by the Company. The Company also may periodically use futures contracts to manage price risks associated with inventory quantities above or below target levels.

Under the risk mitigation strategy, the Company may buy or sell an amount equal to a fixed price times a certain number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. Physical volumes are not exchanged and these contracts are net settled with cash. The contracts are not being accounted for as hedges for financial reporting purposes. The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet and any related net gain or loss is recorded as a gain or loss in the derivative activity captions on the consolidated statements of income. Observable quoted prices for similar assets or liabilities in active markets (Level 2 as described in Note 14) are considered to determine the fair values for the purpose of marking to market the derivative instruments at each period end. At September 30, 2012 and December 31, 2011, the Company had open commodity derivative instruments consisting of crude oil futures to buy 9 million and 17 million barrels, respectively, and refined products futures and swaps to sell 9 million and 17 million barrels, respectively, primarily to mitigate the volatility of refining margins through 2012 and 2013.

For the three months ended September 30, 2012 and 2011, the Company recognized losses of $115.0 million and $153.1 million, respectively related to derivative activities. Of these total losses, $44.7 million and $112.5 million represented realized losses on settled contracts for the three months ended September 30, 2012 and 2011, respectively. Additionally, the Company recognized unrealized losses of $70.3 million and $40.6 million on open contracts for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, there were losses related to derivative activities of $269.2 million and $580.9 million, respectively. Of these total losses, $301.8 million and $246.4 million represented realized losses on settled contracts (including early extinguishments as noted below) for the nine months ended September 30, 2012 and 2011, respectively. Additionally, the Company recognized unrealized gains of $32.6 million and unrealized losses of $334.5 million on open contracts for the nine months ended September 30, 2012 and 2011, respectively.

During the first and second quarter of 2012, the Company entered into arrangements to settle or re-price a portion of its existing derivative instruments ahead of their respective expiration dates. The Company incurred $136.8 million of realized losses related to these early extinguishments. The cash payments for the early extinguishment of these derivative instruments were deferred at the time of settlement. In August 2012, the Company paid $92 million related to these early settlements with the proceeds from the IPO (see Note 3). The remainder of these losses come due beginning in September 2012 and ending in January 2014. The early extinguishments were treated as a current period loss as of the date of extinguishment. Interest accrues on the remaining deferred loss liabilities at a weighted average interest rate of 7.1%. Interest expense related to these liabilities in the three and nine months ended September 30, 2012 was $1.0 and $2.0 million, respectively. The deferred payment obligations related to these early extinguishment losses are included in the September 30, 2012 balance sheet as $35.9 million within current liabilities and $5.2 million in long-term liabilities under the accrued liabilities and other liabilities captions, respectively.

The following table summarizes the fair value amounts of the Company’s outstanding derivative instruments by location on the balance sheet as of September 30, 2012 and December 31, 2011:

(in millions)	Balance Sheet Classification	September 30, 2012	December 31, 2011
Commodity swaps and futures	Current assets	$0.2	$—
Commodity swaps and futures	Noncurrent assets	1.9	—
Commodity swaps and futures	Current liabilities	(71.2)	(109.9)
Commodity swaps and futures	Noncurrent liabilities	(8.0)	—

Net liability position		$(77.1)	$(109.9)

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

The Company is not subject to any margin calls for these crack spread derivatives and the counterparty does not have the right to demand any additional collateral. Any outstanding collateral is released to the Company upon settlement of the related derivative instrument.

12.	DEBT

In connection with the Marathon Acquisition, NTE LLC entered into various financing arrangements including $290.0 million of 10.50% Senior Secured Notes due December 1, 2017 (“Secured Notes”) and a $300 million secured asset-based revolving credit facility (“Initial ABL Facility”).

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

At any time prior to the maturity date of the notes, the Company may, at its option, redeem all or any portion of the notes for the outstanding principal amount plus unpaid interest and a make-whole premium as defined in the indenture. If the Company experiences a change in control or makes certain asset dispositions, as defined under the indenture, the Company may be required to repurchase all or part of the notes plus unpaid interest and in certain cases pay a redemption premium. During the third quarter of 2012, the Company used a portion of the NTE LP IPO proceeds to redeem $29 million of the principal amount of the Secured Notes at a redemption price of 103% of the principal amount thereof, plus accrued interest, for approximately $31 million (see Note 3), leaving $261.0 million outstanding at September 30, 2012. Due to this call payment, the Company recognized a non-cash charge to interest expense of $1.1 million for a proportionate impairment of the capitalized origination costs from the bond issuance. Additionally, the Company recorded a $0.9 million charge to interest expense related to the 3% premium on the redemption.

At issuance, the Secured Notes contained a number of covenants that, among other things, restricted the ability, subject to certain exceptions, of the Company and its subsidiaries to sell or otherwise dispose of assets, including capital stock of subsidiaries, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, engage in certain transactions with affiliates, change the business conducted by itself and its subsidiaries, and enter into agreements that restrict dividends from restricted subsidiaries.

Subsequent to September 30, 2012, NTE LLC completed a cash tender offer for any and all of the $261 million outstanding principal amount of the Secured Notes and, in conjunction therewith, amended the indenture governing the Secured Notes to eliminate most covenants, certain events of default and certain other provisions contained in the indenture. Additionally, NTE LLC and its subsidiary, Northern Tier Finance Corporation, completed a private offering of $275 million in aggregate principal amount of 7.125% senior secured notes due 2020 (see Note 22 – Subsequent Events).

ABL Facility

On July 17, 2012, the Company entered into an amendment of its Initial ABL Facility. The amendment to the Initial ABL Facility (the “Amended ABL Facility”), among other things, (i) changed the amount by which the aggregate principal amount of the revolving credit facility can be increased from $100 million to $150 million for a maximum aggregate principal amount of $450 million subject to borrowing base availability and lender approval, (ii) reduced the rates at which borrowings under the revolving credit facility bear interest, and (iii) extended the maturity of the revolving credit facility from December 1, 2015 to July 17, 2017.

The amendment to the revolving credit facility removed the requirement that the Company satisfy a pro forma minimum fixed charge coverage test in connection with consummating certain transactions, including the making of certain Restricted Payments and Permitted Payments (each as defined in the Amended ABL Facility). In connection with the removal of this requirement, the Amended ABL Facility also revised the springing financial covenant to provide that, if the amount available under the revolving credit facility is less than the greater of (i) 12.5% (changed from 15%) of the lesser of (x) the $300 million commitment amount and (y) the then-applicable borrowing base and (ii) $22.5 million, the Company must comply with a minimum Fixed Charge Coverage Ratio (as defined in the Amended ABL Facility) of at least 1.0 to 1.0. Other covenants that were common to both the Initial ABL Facility and the Amended ABL Facility include, but are not limited to: restrictions, subject to certain exceptions, on the ability of the Company and its subsidiaries to sell or otherwise dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, and engage in certain transactions with affiliates.

In connection with this amendment, the Company recognized a one-time, non-cash charge to interest expense of approximately $3.5 million during the third quarter of 2012 related to the write-off of previously capitalized deferred financing costs.

Borrowings under the Amended ABL Facility bear interest, at the Company’s option, at either (a) an alternative base rate, plus an applicable margin (ranging between 1.00% and 1.50%) or (b) a LIBOR rate plus applicable margin (ranging between 2.00% and 2.50%). The alternate base rate is the greater of (a) the prime rate, (b) the Federal Funds Effective rate plus 50 basis points, or (c) the one-month LIBOR rate plus 100 basis points and a spread of up to 225 basis points based upon percentage utilization of this facility. In addition to paying interest on outstanding borrowings, the Company is also required to pay an annual commitment fee ranging from 0.375% to 0.500% and letter of credit fees.

As of September 30, 2012, the borrowing base under the Amended ABL Facility was $192.0 million and availability under the Amended ABL Facility was $168.0 million (which is net of $24.0 million in outstanding letters of credit). The Company had no borrowings under the Amended ABL Facility at September 30, 2012 or December 31, 2011.

13.	PARTNERS’ CAPITAL, DISTRIBUTIONS AND MEMBER’S INTEREST

Northern Tier Energy LP

Initial Public Offering

As discussed in Note 3, concurrent with the closing of the NTE LP IPO, NT Holdings contributed its membership interests in NTE LLC to NTE LP in exchange for 54,844,500 common units and 18,383,000 PIK common units. Additionally, NTE LP issued 18,687,500 common units to the public for total common units outstanding of 91,915,000, all of which represent limited partnership interests in NTE LP. NT Holdings is also the sole member in Northern Tier Energy GP LLC, the non-economic general partner of NTE LP.

From the closing of the NTE LP IPO on July 31, 2012 through September 30, 2012, NTE LP had a total of 91,915,000 issued and outstanding common and PIK common units.

PIK Common Units

At issuance, PIK common units had all the same rights and limitations as common units, with the exception of cash distribution rights. PIK common unit distributions were to be made at the same time and on equal basis per unit as common units. However, during the “PIK period” which ran from July 31, 2012 through the earlier of (i) December 1, 2017 (the maturity date of the Secured Notes) and (ii) the date by which the Company redeems, repurchases, defeases or retires all of the Secured Notes, or amends the indenture governing the Secured Notes that limited the Company’s ability to pay cash distributions on all units, distributions on PIK common units were to be paid in additional PIK common units, rather than cash. At the end of the PIK period, each outstanding PIK common unit would automatically convert into a common unit with the same rights and limitations as existing common units.

Subsequent to September 30, 2012 and in conjunction with a cash tender offer for the outstanding Secured Notes on November 6, 2012, the Company amended the indenture governing the Secured Notes and, as a result of such amendment, the PIK common units of NTE LP were converted into common units of NTE LP (see Note 22 – Subsequent Events).

Distribution Policy

NTE LP expects to make cash distributions to unitholders of record on the applicable record date within 60 days after the end of each quarter. Distributions will be equal to the amount of available cash generated in such quarter. Available cash for each quarter will generally equal NTE LP’s cash flow from operations for the quarter, less cash required for maintenance capital expenditures, working capital changes, reimbursement of expenses incurred by NTE LP’s general partner and its affiliates, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of NTE LP’s general partner deems necessary or appropriate, including reserves for turnaround and related expenses. The amount of quarterly distributions, if any, will vary based on operating cash flow during such quarter. As a result, quarterly distributions, if any, will not be stable and will vary from quarter to quarter as a direct result of variations in, among other factors, (i) operating performance, (ii) cash flows caused by, among other things, fluctuations in the prices paid for crude oil and other feedstocks and the prices received for finished products, working capital or capital expenditures and (iii) cash reserves deemed necessary or appropriate by the board of directors of NTE LP’s general partner. NTE LP’s general partner has no incentive distribution rights.

On November 12, 2012, NTE LP declared a quarterly distribution of $1.48 per unit to common unitholders of record on November 21, 2012. This distribution of $136 million in aggregate is based on available cash generated from the date of the NTE LP IPO July 31, 2012, through September 30, 2012.

Distributions

In conjunction with its IPO, NTE LP distributed $124.2 million to NT Holdings in the third quarter of 2012. NT Holdings used approximately $92 million of the distribution to redeem MPC’s existing perpetual payment in kind preferred interest in NT Holdings. Prior to the NTE LP IPO, NTE LLC also made distributions of $40.0 million and $2.5 million to NT Holdings in the second quarter of 2012 and the third quarter of 2011, respectively.

Northern Tier Energy LLC

Member’s Interest

Subsequent to July 31, 2012, NTE LP held the sole membership interest in NTE LLC. In the third quarter of 2012, NTE LP contributed the net proceeds of its IPO to NTE LLC. Subsequently, NTE LLC distributed $124.2 million to NTE LP who, in turn, distributed that amount to NT Holdings of which approximately $92 million was used to redeem MPC’s existing perpetual payment in kind preferred interest in NT Holdings as discussed above. Prior to July 31, 2012, NT Holdings held the sole membership interest in NTE LLC. NTE LLC also made distributions of $40.0 million and $2.5 million to NT Holdings in the second quarter of 2012 and the third quarter of 2011, respectively, also as discussed above.

14.	FAIR VALUE MEASUREMENTS

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2012 and December 31, 2011:

	Balance at	Quoted prices in active markets	Significant other observable inputs	Unobservable inputs
(in millions)	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$323.5	$323.5	$—	$—
Other current assets
Derivative asset - current	0.2	—	0.2	—
Other assets
Derivative asset - long-term	1.9	—	1.9	—

	$325.6	$323.5	$2.1	$—

LIABILITIES
Derivative liability - current	$71.2	$—	$71.2	$—
Other liabilities
Derivative liability - long-term	8.0	—	8.0	—

	$79.2	$—	$79.2	$—

	Balance at	Quoted prices in active markets	Significant other observable inputs	Unobservable inputs
(in millions)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$123.5	$123.5	$—	$—
Other assets
Contingent consideration - margin support	20.2	—	—	20.2

	$143.7	$123.5	$—	$20.2

LIABILITIES
Derivative liability - current	$109.9	$—	$109.9	$—
Other liabilities
Contingent consideration - earn-out	30.9	—	—	30.9

	$140.8	$—	$109.9	$30.9

As of September 30, 2012, the Company had no Level 3 fair value assets or liabilities. During the third quarter of 2012 and in conjunction with the NTE LP IPO, the Company terminated the contingent consideration arrangements (margin support and earn-out) with MPC and settled all outstanding assets and liabilities by paying MPC $40 million in cash and by NT Holdings issuing a $45 million perpetual payment in kind preferred interest in NT Holdings to MPC. The Company recorded $38.5 million and $104.3 million of contingent consideration losses during the three and nine months ended September 30, 2012, respectively, related to the valuation adjustments of these arrangements.

Prior to the settlement, the Company determined the fair value of its contingent consideration arrangements based on a probability-weighted income approach derived from financial performance estimates. The impacts of changes in the fair value of these arrangements were recorded in the statements of operations as contingent consideration (loss) income. During the three and nine months ended September 30, 2011, the Company recorded a $3.4 million loss and a $37.6 million gain, respectively, related to changes in the fair value of contingent consideration income. These contingent consideration arrangements were reported at fair value using Level 3 inputs due to such arrangements not having observable market prices. The fair value of the arrangements was determined based on a Monte Carlo simulation prepared by a third party service provider using management projections of future period EBITDA levels.

The significant unobservable inputs used in the fair value measurement of the Company’s Level 3 arrangements were the management projections of EBITDA. In developing these management projections, the Company used the forward market prices for various crude oil types, other feedstocks and refined products and applied its historical operating performance metrics against those forward market prices to develop its projected future EBITDA. Significant increases (decreases) in the projected future EBITDA levels would have resulted in significantly higher (lower) fair value measurements.

Assets not recorded at fair value on a recurring basis, such as property, plant and equipment, intangible assets and cost method investments, are recognized at fair value when they are impaired. During both the nine months ended September 30, 2012 and 2011, there were no adjustments to the fair value of such assets. The Company recorded assets acquired and liabilities assumed in the Marathon Acquisition at fair value.

The carrying value of debt, which is reported on the Company’s consolidated balance sheets, reflects the cash proceeds received upon its issuance, net of subsequent repayments. The fair value of the Secured Notes disclosed below was determined based on quoted prices in active markets (Level 1).

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
Secured Notes	$261.0	$289.4	$290.0	$316.5

15.	ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in asset retirement obligations:

	Nine Months Ended
	September 30,	September 30,
(in millions)	2012	2011
Asset retirement obligation balance at beginning of period	$1.5	$2.1
Revisions of previous estimates	0.3	—
Accretion expense	0.2	0.1

Asset retirement obligation balance at end of period	$2.0	$2.2

16.	EQUITY-BASED COMPENSATION

The Company and its affiliates maintain two distinct equity based compensation plans designed to encourage employees and directors of the Company and its affiliates to achieve superior performance. The initial plan (the “NT Investor Plan”) is sponsored by members of NT Investors, the parent company of NT Holdings, and granted profit unit interests in NT Investors. The second plan is maintained by the general partner of NTE LP and is referred to as the 2012 Long-Term Incentive Plan (“LTIP”). All share based compensation expense related to both plans is recognized by the Company.

LTIP

Approximately 9.2 million NTE LP common units are reserved for issuance under the LTIP. The LTIP was created concurrent with NTE LP’s IPO and permits the award of unit options, restricted units, phantom units, unit appreciation rights and other awards that derive their value from the market price of NTE LP’s common units. As of September 30, 2012, no equity based awards had been granted under the LTIP.

NT Investor Plan

The NT Investor Plan is an equity participation plan which provides for the award of profit interest units in NT Investors to certain employees and independent non-employee directors of the Company. Approximately 29 million profit interest units in NT Investors are reserved for issuance under the plan. The exercise price for a profit interest unit shall not be less than 100% of the fair market value of NT Investors equity units on the date of grant. Profit interest units vest in annual installments over a period of five years after the date of grant and expire ten years after the date of grant. Upon NT Investors meeting certain thresholds of distributions from NTE LLC and NTE LP, profit interest unit vesting will accelerate. Continued employment in any subsidiary of NT Investors is a condition of vesting and, as such, compensation expense is recognized in the Company’s financial statements based upon the fair value of the award on the date of grant. This compensation expense is a non-cash expense of the Company. The NT Investor Plan awards are satisfied by cash distributions made to NT Holdings and will not dilute cash available for distribution to the unitholders of NTE LP. No further awards are planned to be issued from the NT Investor Plan.

A summary of the NT Investor Plan’s profit interest unit activity is set forth below:

			Weighted
	Number of	Weighted	Average
	NT Investor	Average	Remaining
	Profit Units	Exercise	Contractual
	(in millions)	Price	Term
Outstanding at December 31, 2011	24.2	$1.87	9.2
Granted	1.5	2.57

Outstanding at September 30, 2012	25.7	$1.91	8.3

The estimated weighted average fair value as of the grant date for NT Investor Plan profit interest units granted during the nine months ended September 30, 2012 and 2011 were $0.88 and $0.57, respectively, based upon the following assumptions:

	2012	2011
Expected life (years)	6.5	6.5
Expected volatility	55.5%	40.6%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.4%	2.7%

The weighted average expected life for the grants was calculated using the simplified method, which defines the expected life as the average of the contractual term of the options and the weighted average vesting period. The expected volatility for the grants was based primarily on the historical volatility of a representative group of peer companies for a period consistent with the expected life of the awards.

As of September 30, 2012 and 2011, the total unrecognized compensation cost for NT Investor Plan profit interest units was $7.0 million and $6.4 million, respectively. This non-cash expense will be recognized on a straight-line basis through 2017.

17.	DEFINED BENEFIT PLAN

During 2011, the Company initiated a defined benefit cash balance pension plan (the “Cash Balance Plan”) for eligible employees. Company contributions are made to the cash account of the participants equal to 5.0% of eligible compensation. Participants’ cash accounts also receive interest credits each year based upon the average thirty-year United States Treasury bond rate published in September preceding the respective plan year. Participants become fully vested in their accounts after three years of service. The Cash Balance Plan was not in place during the nine months ended September 30, 2011. The net periodic benefit cost related to the Cash Balance Plan for the nine months ended September 30, 2012 of $1.2 million related primarily to current period service costs.

18.	SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine Months Ended
	September 30,	September 30,
(in millions)	2012	2011
Net cash from operating activities included:
Interest paid	$18.6	$17.7

Noncash investing and financing activities include:
Capital expenditures included in accounts payable	$—	$1.3

19.	LEASING ARRANGEMENTS

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

In accordance with ASC Topic 840-40 “Sale Leaseback Transactions,” the Company determined that subsequent to the sale, it had a continuing involvement for a portion of these property interests due to potential environmental obligations or due to subleasing arrangements. For these respective properties, the fair value of the assets and the related financing obligation will remain on the Company’s consolidated balance sheet until the end of the lease term or until the continuing involvement is resolved. The assets are included in property, plant and equipment and are being depreciated over their remaining useful lives. The lease payments relating to these property interests are recognized as interest expense. During December 2011 and September 2012, the Company’s continuing involvement ended for a subset of these stores and, as such, the related fair value of the assets and the financing obligation for these stores have been removed from the Company’s consolidated balance sheet.

The remainder of properties sold to the third party real estate investment trust are treated as operating leases. The Company also leases a variety of facilities and equipment under other operating leases, including land and building space, office equipment, vehicles, rail tracks for storage of rail tank cars near the refinery and numerous rail tank cars.

20.	COMMITMENTS AND CONTINGENCIES

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

Environmental Matters

The Company is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 2012 and December 31, 2011, liabilities for remediation totaled $5.4 million and $4.7 million, respectively. These liabilities are expected to be settled over at least the next 10 years. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Furthermore, environmental remediation costs may vary from estimates because of changes in laws, regulations and their interpretation; additional information on the extent and nature of site contamination; and improvements in technology. Receivables for recoverable costs from the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets, and others were $0.3 million and $0.2 million at September 30, 2012 and December 31, 2011, respectively.

Franchise Agreements

In the normal course of its business, SAF enters into ten-year license agreements with the operators of franchised SuperAmerica brand retail outlets. These agreements obligate SAF or its affiliates to provide certain services including information technology support, maintenance, credit card processing and signage for specified monthly fees.

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

21.	SEGMENT INFORMATION

The Company has two reportable operating segments: Refining and Retail. Each of these segments is organized and managed based upon the nature of the products and services they offer. The segment disclosures reflect management’s current organizational structure.

•	Refining – operates the St. Paul Park, Minnesota refinery, terminal and related assets, and includes the Company’s interest in MPL and MPLI, and

•	Retail – operates 166 convenience stores primarily in Minnesota and Wisconsin. The retail segment also includes the operations of NTB and SAF.

Operating results for the Company’s operating segments are as follows:

(in millions)	Refining	Retail	Other	Total
Three months ended September 30, 2012

Revenues
Customer	$866.4	$397.1	$—	$1,263.5
Intersegment	284.7	—	—	284.7

Segment revenues	1,151.1	397.1	—	1,548.2
Elimination of intersegment revenues	—	—	(284.7)	(284.7)

Total revenues	$1,151.1	$397.1	$(284.7)	$1,263.5

Income (loss) from operations	$246.7	$1.2	$(48.5)	$199.4
Income from equity method investment	$2.8	$—	$—	$2.8
Depreciation and amortization	$6.4	$1.8	$0.1	$8.3
Capital expenditures	$5.4	$0.7	$0.2	$6.3

(in millions)	Refining	Retail	Other	Total
Three months ended September 30, 2011

Revenues
Customer	$740.2	$419.3	$—	$1,159.5
Intersegment	293.8	—	—	293.8

Segment revenues	1,034.0	419.3	—	1,453.3
Elimination of intersegment revenues	—	—	(293.8)	(293.8)

Total revenues	$1,034.0	$419.3	$(293.8)	$1,159.5

Income (loss) from operations	$174.0	$4.9	$(13.2)	$165.7
Income from equity method investment	$0.9	$—	$—	$0.9
Depreciation and amortization	$5.4	$2.0	$—	$7.4
Capital expenditures	$7.2	$1.9	$2.2	$11.3

(in millions)	Refining	Retail	Other	Total
Nine months ended September 30, 2012

Revenues
Customer	$2,296.5	$1,121.3	$—	$3,417.8
Intersegment	788.3	—	—	788.3

Segment revenues	3,084.8	1,121.3	—	4,206.1
Elimination of intersegment revenues	—	—	(788.3)	(788.3)

Total revenues	$3,084.8	$1,121.3	$(788.3)	$3,417.8

Income (loss) from operations	$560.3	$5.2	$(138.7)	$426.8
Income from equity method investment	$8.7	$—	$—	$8.7
Depreciation and amortization	$18.5	$5.6	$0.5	$24.6
Capital expenditures	$10.7	$1.7	$0.9	$13.3

(in millions)	Refining	Retail	Other	Total
Nine months ended September 30, 2011

Revenues
Customer	$2,026.4	$1,165.6	$—	$3,192.0
Intersegment	831.3	—	—	831.3

Segment revenues	2,857.7	1,165.6	—	4,023.3
Elimination of intersegment revenues	—	—	(831.3)	(831.3)

Total revenues	$2,857.7	$1,165.6	$(831.3)	$3,192.0

Income from operations	$326.7	$7.2	$13.2	$347.1
Income from equity method investment	$3.2	$—	$—	$3.2
Depreciation and amortization	$16.0	$6.0	$0.3	$22.3
Capital expenditures	$19.7	$2.6	$5.1	$27.4

Intersegment sales from the Refining segment to the Retail segment consist primarily of sales of refined products which are recorded based on contractual prices that are market based. Revenues from external customers are nearly all in the United States.

Total assets by segment were as follows:

(in millions)	Refining	Retail	Corporate/Other	Total
At September 30, 2012	$687.5	$139.7	$350.2	$1,177.4

At December 31, 2011	$646.5	$130.2	$222.1	$998.8

Total assets for the refining and retail segments exclude all intercompany balances. All cash and cash equivalents are included as corporate/other assets. All property, plant and equipment are located in the United States.

22.	SUBSEQUENT EVENTS

On October 17, 2012, NTE LLC announced the commencement of a cash tender offer for any and all of the $261 million outstanding principal amount of the Secured Notes. In conjunction with the tender offer, the Company solicited consents to eliminate most of the covenants, certain events of default and certain other provisions contained in the indenture governing the Secured Notes. At the completion of the early tender period, November 1, 2012, $253.1 million of the outstanding principal amount had been tendered and related consents received. As of November 8, 2012, the Company amended the indenture governing the Secured Notes in accordance with the approved consents. As a result of the amendment, the PIK common units of NTE LP were converted into common units of NTE LP with the same rights and limitations as the existing common units effective November 9, 2012. On November 9, 2012, NTE LLC called the remaining $7.9 million of outstanding Secured Notes at its contractual redemption price of 103% of the principal amount.

On November 8, 2012, NTE LLC and its subsidiary, Northern Tier Finance Corporation, completed a private offering of $275 million in aggregate principal amount of 7.125% senior secured notes due 2020. NTE LLC intends to use the net proceeds of this offering to fund a portion of the tender offer for its outstanding 10.5% secured notes due 2017.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please see “Cautionary Note Regarding Forward-Looking Statements.”

Explanatory Note

Northern Tier Energy LLC is the sole direct operating subsidiary of Northern Tier Energy LP, providing 100% of Northern Tier Energy LP’s total consolidated revenue for the three and nine months ended September 30, 2012 and constituting 100% of Northern Tier Energy LP’s total consolidated assets as of September 30, 2012.

Unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to both Northern Tier Energy LP and Northern Tier Energy LLC and their subsidiaries. Discussions or areas of this report that either apply only to Northern Tier Energy LP or Northern Tier Energy LLC are clearly noted in such sections.

Overview

We are an independent downstream energy company with refining, retail and pipeline operations that serve the PADD II region of the United States. We operate our assets in two business segments: the refining business and the retail business. For the nine months ended September 30, 2012, we had total revenues of $3.4 billion, operating income of $426.8 million, net income of $113.1 million and Adjusted EBITDA of $577.3 million. A definition and reconciliation of Adjusted EBITDA to net income (loss) is included herein under the caption “Adjusted EBITDA.”

Refining Business

Our refining business primarily consists of a 74,000 bpd, or 84,500 barrels per stream day, refinery located in St. Paul Park, Minnesota. Our refinery has a Nelson complexity index of 11.5, which refers to the number, type and capacity of processing units at the refinery. We are one of only two refineries in Minnesota and one of four refineries in the Upper Great Plains area within the PADD II region. Our refinery’s complexity allows us to process a variety of light, heavy, sweet and sour crudes, many of which have historically priced at a discount to the NYMEX WTI price benchmark, meaning we can process lower cost crude oils into higher value refined products. The PADD II region covers the following states: Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, South Dakota, Ohio, Oklahoma, Tennessee and Wisconsin. Our strategic location allows us direct access, primarily via the Minnesota Pipeline, to sources of crude oils from Western Canada and North Dakota, as well as the ability to distribute our refined products throughout the midwestern United States. Our refinery produces a broad slate of refined products including gasoline, diesel, jet fuel and asphalt, which are then marketed to resellers and consumers primarily in the PADD II region.

We also own various storage and transportation assets, including a light products terminal, a heavy products terminal, storage tanks, rail loading/unloading facilities and a Mississippi River dock. Our refining business also includes our 17% interest in MPL and MPLI, which owns and operates the Minnesota Pipeline, a 455,000 bpd crude oil pipeline system that transports crude oil (primarily from Western Canada and North Dakota) for approximately 300 miles from the Enbridge pipeline hub at Clearbrook, Minnesota to our refinery. The Minnesota Pipeline has historically transported the majority of the crude oil used and processed in our refinery.

Retail Business

As of September 30, 2012, our retail business operated 166 convenience stores under the SuperAmerica brand and also supported 68 franchised convenience stores, which are also operated under the SuperAmerica brand. These convenience stores are located primarily in Minnesota and Wisconsin and sell various grades of gasoline and diesel, tobacco products and other merchandise such as non-alcoholic beverages, beer, prepared food and a large variety of snacks and prepackaged items. Our refinery supplies substantially all of the gasoline and diesel sold in our company-operated and franchised convenience stores.

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

Consolidated Financial Data

	Three Months Ended		Nine Months Ended,
	September 30,	September 30,	September 30,	September 30,
(in millions)	2012	2011	2012	2011
Revenue	$1,263.5	$1,159.5	$3,417.8	$3,192.0

Costs, expenses and other:
Cost of sales	929.2	890.2	2,594.0	2,578.2
Direct operating expenses	66.9	67.3	189.1	192.5
Turnaround and related expenses	2.1	—	17.1	22.5
Depreciation and amortization	8.3	7.4	24.6	22.3
Selling, general and administrative	22.0	24.4	67.1	63.3
Formation costs	—	1.7	1.0	6.1
Contingent consideration loss (income)	38.5	3.4	104.3	(37.6)
Other income, net	(2.9)	(0.6)	(6.2)	(2.4)

Operating income	199.4	165.7	426.8	347.1

Realized losses from derivative activities	(44.7)	(112.5)	(165.0)	(246.4)
Loss on early extinguishment of derivatives	—	—	(136.8)	—
Unrealized (losses) gains from derivative activities	(70.3)	(40.6)	32.6	(334.5)
Interest expense, net	(15.6)	(10.4)	(36.7)	(30.6)

Income (loss) before income taxes	68.8	2.2	120.9	(264.4)

Income tax provision	(7.7)	—	(7.8)	—

Net income (loss)	$61.1	$2.2	$113.1	$(264.4)

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenue. Revenue for the three months ended September 30, 2012 was $1,263.5 million compared to $1,159.5 million for the three months ended September 30, 2011, an increase of 9.0%. Refining segment revenue increased 11.3% and retail segment revenue decreased 5.3% compared to the three months ended September 30, 2011. The refining segment benefited from a 4.2% increase in sales volumes versus the 2011 quarter due to higher refining throughput as well as from increased selling prices for our refined products in the 2012 quarter. Retail revenue was negatively impacted by lower fuel sales volumes that decreased 6.2% from the prior-year quarter due to reduced market demand and road construction projects impacting our retail stores. Excise taxes included in revenue totaled $78.2 million and $64.9 million for the three months ended September 30, 2012 and 2011, respectively.

Cost of sales. Cost of sales totaled $929.2 million for the three months ended September 30, 2012 compared to $890.2 million for the three months ended September 30, 2011, an increase of 4.4%, due primarily to higher refining throughput and benchmark crude oil costs in the third quarter of 2012, partially offset by favorable crude differentials in the 2012 quarter. Excise taxes included in cost of sales were $78.2 million and $64.9 million for the three months ended September 30, 2012 and 2011, respectively.

Direct operating expenses. Direct operating expenses totaled $66.9 million for the three months ended September 30, 2012 compared to $67.3 million for the three months ended September 30, 2011, a decrease of 0.6%, due primarily to lower operating expenses at our retail stores offset by costs recognized in the 2012 quarter related to environmental compliance projects at our refinery’s wastewater treatment plant.

Turnaround and related expenses. Turnaround and related expenses totaled $2.1 million for the three months ended September 30, 2012. There were no turnaround and related costs for the three months ended September 30, 2011. The turnaround costs in the three months ended September 30, 2012 relate to a planned partial turnaround of the No. 1 reformer unit which was completed in November 2012.

Depreciation and amortization. Depreciation and amortization was $8.3 million for the three months ended September 30, 2012 compared to $7.4 million for the three months ended September 30, 2011, an increase of 12.2%. This increase was primarily due to depreciation of assets placed in service since September 30, 2011 primarily related to our refinery and our systems implementation project.

Selling, general and administrative expenses. Selling, general and administrative expenses were $22.0 million for the three months ended September 30, 2012 compared to $24.4 million for the three months ended September 30, 2011. This decrease of $2.4 million from the prior year period relates primarily to reduced administrative costs in the 2012 period. In the third quarter of 2011 our costs were higher as we developed our stand-alone infrastructure while continuing to pay transition services fees to utilize Marathon systems.

Formation costs. Formation costs for the three months ended September 30, 2011 were $1.7 million. There were no formation costs in the 2012 period. All of the costs from the 2011 period are attributable to the Marathon Acquisition.

Contingent consideration loss (income). Contingent consideration loss was $38.5 million for the three months ended September 30, 2012 compared to $3.4 million for the three months ended September 30, 2011. The contingent consideration losses relate to the margin support and earn-out agreements entered into with Marathon at acquisition. The third quarter 2012 charge of $38.5 million relates to the final valuation adjustment to arrive at the agreed settlement amount which was contingent upon NTE LP’s IPO. The contingent consideration loss in the 2011 quarter relates to changes in the financial performance estimates as of September 30, 2011 for the then remaining period of performance.

Other income, net. Other income, net was $2.9 million for the three months ended September 30, 2012 compared to $0.6 million for the three months ended September 30, 2011. This change is driven primarily by increases in equity income from our investment in MPL.

Gains (losses) from derivative activities. For the three months ended September 30, 2012, we had realized losses of $44.7 million related to settled contracts compared to $112.5 million in the prior-year period. Offsetting benefits related to these losses were recognized through improved operating margins. We incurred unrealized losses on outstanding derivatives of $70.3 million for the three months ended September 30, 2012 compared to $40.6 million during the three months ended September 30, 2011. These derivatives were entered into to partially hedge the crack spreads for our refining business.

Interest expense, net. Interest expense, net was $15.6 million for the three months ended September 30, 2012 and $10.4 million for the three months ended September 30, 2011. These interest charges relate primarily to our Secured Notes as well as commitment fees and interest on the ABL facility and the amortization of deferred financing costs. The increase from the prior-year quarter is primarily due to the write-off of $4.6 million of deferred financing costs caused by the partial redemption of our Secured Notes and the refinancing of our ABL facility. Additionally, the 2012 quarter includes approximately $0.9 million of incremental interest charges related to the 3% premium paid upon the redemption of $29 million of our Secured Notes.

Income tax provision. The income tax provision for the three months ended September 30, 2012 was $7.7 million compared to less than $0.1 million for the three months ended September 30, 2011. Prior to July 31, 2012, we operated as a pass-through entity for federal tax purposes and, as such, only state taxes were recognized. Effective on July 31, 2012, our retail business became a tax paying entity for federal and state income taxes. The charge in the third quarter of 2012 relates primarily to the recognition of an $8.0 million net deferred tax liability on the effective date of the conversion of our retail business to a tax paying entity.

Net income. Our net income was $61.1 million for the three months ended September 30, 2012 compared to $2.2 million for the three months ended September 30, 2011. This improvement of $58.9 million was primarily attributable to a $72.7 million increase in operating income for our refining segment due to favorable refining gross margins and higher sales volumes in the quarter and an improvement of $38.1 million related to derivatives losses. These improvements were partially offset by a $35.1 million unfavorable impact in contingent consideration loss, an increase in interest expense charges of $5.2 million and the $8.0 million tax provision impact of converting our retail operations to a taxable entity.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenue. Revenue for the nine months ended September 30, 2012 was $3,417.8 million compared to $3,192.0 million for the nine months ended September 30, 2011, an increase of 7.1%. Refining segment revenue increased 7.9% and retail segment revenue decreased 3.8% compared to the nine months ended September 30, 2011. The refining segment benefited from higher average market prices for refined products and higher sales volumes. Retail revenue decreased primarily due to lower fuel sales volumes caused by reduced market demand and road construction projects impacting our retail stores. Excise taxes included in revenue totaled $215.0 million and $181.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Cost of sales. Cost of sales totaled $2,594.0 million for the nine months ended September 30, 2012 compared to $2,578.2 million for the nine months ended September 30, 2011, an increase of 0.6%, due to the impact of increased refining throughput, partially offset by lower priced crude oil as a result of favorable crude differentials in the second and third quarters of 2012. Excise taxes included in cost of sales were $215.0 million and $181.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Direct operating expenses. Direct operating expenses totaled $189.1 million for the nine months ended September 30, 2012 compared to $192.5 million for the nine months ended September 30, 2011, a decrease of 1.8%, due primarily to lower operating expenses at our retail stores and reduced utility expenses at the refinery, which were driven by lower utility rates and reduced usage due to favorable weather conditions in the first quarter of 2012, offset by costs recognized in the 2012 period related to environmental compliance projects at our refinery’s wastewater treatment plant.

Turnaround and related expenses. Turnaround and related expenses totaled $17.1 million for the nine months ended September 30, 2012 compared to $22.5 million for the nine months ended September 30, 2011. Both periods include costs related to planned, partial turnarounds. The 2012 turnarounds include the alkylation unit, which was completed according to schedule in mid-May, and the No. 1 reformer unit, which was completed in November 2012. The 2011 turnaround was principally to replace catalyst in the distillate and gas oil hydrotreaters and to conduct basic maintenance on the No. 1 crude unit.

Depreciation and amortization. Depreciation and amortization was $24.6 million for the nine months ended September 30, 2012 compared to $22.3 million for the nine months ended September 30, 2011, an increase of 10.3%. This increase was primarily due to depreciation of assets placed in service since September 30, 2011 primarily related to our refinery and our systems implementation project.

Selling, general and administrative expenses. Selling, general and administrative expenses were $67.1 million for the nine months ended September 30, 2012 compared to $63.3 million for the nine months ended September 30, 2011. This increase of 6.0% from the prior-year period relates primarily to higher administrative costs incurred during the first six months of 2012 related to post go-live systems support during the process optimization phase of our standalone systems implementation and higher compensation costs and risk management expenses in the 2012 period.

Formation costs. Formation costs for the nine months ended September 30, 2012 and 2011 were $1.0 million and $6.1 million, respectively. The formation costs in the 2012 period relate to offering costs for NTE LP’s IPO that did not meet the accounting requirements for deferral. This second quarter 2012 charge was incurred by NTE LP but was not an expense of NTE LLC. All of the costs from the 2011 period are attributable to the Marathon Acquisition.

Contingent consideration loss (income). Contingent consideration loss was $104.3 million for the nine months ended September 30, 2012 compared to contingent consideration income of $37.6 million for the nine months ended September 30, 2011. The contingent consideration losses relate to the margin support and earn-out agreements entered into with Marathon at acquisition. The 2012 charge of $104.3 million includes the impact of the final valuation adjustment to arrive at the agreed settlement amount which was contingent upon NTE LP’s IPO. The contingent consideration income in the 2011 period relates to changes in the financial performance estimates as of September 30, 2011 for the then remaining period of performance.

Other income, net. Other income, net was $6.2 million for the nine months ended September 30, 2012 compared to $2.4 million for the nine months ended September 30, 2011. This change is driven primarily by increases in equity income from our investment in MPL.

Gains (losses) from derivative activities. For the nine months ended September 30, 2012, we had realized losses of $165.0 million related to settled contracts compared to $246.4 million in the prior-year period. Offsetting benefits related to these losses were recognized through improved operating margins. We incurred unrealized gains on outstanding derivatives of $32.6 million for the nine months ended September 30, 2012 compared to unrealized losses of $334.5 million during the nine months ended September 30, 2011. These derivatives were entered into to partially hedge the crack spreads for our refining business. In addition to these impacts, during the nine months ended September 30, 2012, we entered into arrangements to settle or re-price a portion of our existing derivative instruments ahead of their respective expiration dates and incurred $136.8 million of realized losses related to these early extinguishments. We settled $92 million of this early extinguishment obligation out of the net proceeds of NTE LP’s IPO.

Interest expense, net. Interest expense, net was $36.7 million for the nine months ended September 30, 2012 and $30.6 million for the nine months ended September 30, 2011. These interest charges relate primarily to our Secured Notes as well as commitment fees and interest on the ABL facility and the amortization of deferred financing costs. The increase from the prior-year period is primarily due to the write-off of $4.6 million of deferred financing costs caused by the partial redemption of our Secured Notes and the refinancing of our ABL facility. Additionally, the 2012 period includes approximately $0.9 million of incremental interest charges related to the 3% premium paid upon the partial redemption of the Secured Notes.

Income tax provision. The income tax provision for the nine months ended September 30, 2012 was $7.8 million compared to less than $0.1 million for the nine months ended September 30, 2011. Prior to July 31, 2012, we operated as a pass-through entity for federal tax purposes and, as such, only state taxes were recognized. Effective on July 31, 2012 our retail business became a tax paying entity for federal and state income taxes. The charge in the third quarter of 2012, relates primarily to the recognition of an $8.0 million net deferred tax liability on the effective date of the conversion of our retail business to a tax paying entity.

Net income (loss). Our net income was $113.1 million for the nine months ended September 30, 2012 compared to a net loss of $264.4 million for the nine months ended September 30, 2011. This improvement of $377.5 million was primarily attributable to a $233.6 million increase in operating income for our refining segment due to refining gross margins in the second and third quarters of 2012 and a reduction in losses related to derivative activities of $311.7 million. These improvements were partially offset by a $141.9 million unfavorable impact in contingent consideration adjustments.

Segment Financial Data

The segment financial data for the refining segment discussed below under “—Refining Segment” include intersegment sales of refined products to the retail segment. Similarly, the segment financial data for the retail segment discussed below under “—Retail Segment” contain intersegment purchases of refined products from the refining segment.

For purposes of presenting our consolidated results, such intersegment transactions are eliminated, as shown in the following tables.

	Three Months Ended September 30, 2012
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$866.4	$397.1	$—	$1,263.5
Intersegment sales	284.7	—	(284.7)	—

Segment revenue	$1,151.1	$397.1	$(284.7)	$1,263.5

Cost of sales:
Cost of sales	$855.8	$73.4	$—	$929.2
Intersegment purchases	—	284.7	(284.7)	—

Segment cost of sales	$855.8	$358.1	$(284.7)	$929.2

	Three Months Ended September 30, 2011
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$740.2	$419.3	$—	$1,159.5
Intersegment sales	293.8	—	(293.8)	—

Segment revenue	$1,034.0	$419.3	$(293.8)	$1,159.5

Cost of sales:
Cost of sales	$812.2	$78.0	$—	$890.2
Intersegment purchases	—	293.8	(293.8)	—

Segment cost of sales	$812.2	$371.8	$(293.8)	$890.2

	Nine Months Ended September 30, 2012
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$2,296.5	$1,121.3	$—	$3,417.8
Intersegment sales	788.3	—	(788.3)	—

Segment revenue	$3,084.8	$1,121.3	$(788.3)	$3,417.8

Cost of sales:
Cost of sales	$2,379.3	$214.7	$—	$2,594.0
Intersegment purchases	—	788.3	(788.3)	—

Segment cost of sales	$2,379.3	$1,003.0	$(788.3)	$2,594.0

	Nine Months Ended September 30, 2011
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$2,026.4	$1,165.6	$—	$3,192.0
Intersegment sales	831.3	—	(831.3)	—

Segment revenue	$2,857.7	$1,165.6	$(831.3)	$3,192.0

Cost of sales:
Cost of sales	$2,370.7	$207.5	$—	$2,578.2
Intersegment purchases	—	831.3	(831.3)	—

Segment cost of sales	$2,370.7	$1,038.8	$(831.3)	$2,578.2

Refining Segment

	Three Months Ended,		Nine Months Ended,
	September 30,	September 30,	September 30,	September 30,
(in millions)	2012	2011	2012	2011
Revenue	$1,151.1	$1,034.0	$3,084.8	$2,857.7

Costs, expenses and other:
Cost of sales	855.8	812.2	2,379.3	2,370.7
Direct operating expenses	36.5	33.9	99.5	98.7
Turnaround and related expenses	2.1	—	17.1	22.5
Depreciation and amortization	6.4	5.4	18.5	16.0
Selling, general and administrative	6.5	9.6	19.0	27.0
Other income, net	(2.9)	(1.1)	(8.9)	(3.9)

Operating income	$246.7	$174.0	$560.3	$326.7

Key Operating Statistics
Total refinery production (bpd) (1)	88,413	85,564	82,330	81,173
Total refinery throughput (bpd)	87,476	84,485	81,697	80,694
Refined products sold (bpd) (2)	94,105	90,349	86,960	85,170

Per barrel of throughput:
Refining gross margin (3)	$36.69	$28.54	$31.52	$22.11
Direct operating expenses (4)	$4.54	$4.36	$4.45	$4.48
Per barrel of refined products sold:
Refining gross margin (3)	$34.11	$26.69	$29.61	$20.95
Direct operating expenses (4)	$4.22	$4.08	$4.18	$4.24

Refinery product yields (bpd):
Gasoline	41,623	41,611	39,578	40,238
Distillate (5)	28,466	25,755	26,464	23,851
Asphalt	12,241	14,165	11,011	11,169
Other (6)	6,083	4,033	5,277	5,915

Total	88,413	85,564	82,330	81,173

Refinery throughput (bpd):
Crude oil	86,366	82,302	80,158	76,829
Other feedstocks (7)	1,110	2,183	1,539	3,865

Total	87,476	84,485	81,697	80,694

Market Statistics:
Crude Oil Average Pricing:
West Texas Intermediate ($/barrel)	$92.18	$89.76	$95.84	$95.47
PADD II / Group 3 Average Pricing:
Unleaded 87 Gasoline ($/barrel)	$123.95	$121.76	$122.10	$120.38
Ultra Low Sulfur Diesel ($/barrel)	$131.73	$128.00	$128.51	$126.35

(1)	Excludes fuel and coke on catalyst, which are used in our refining process. Also excludes purchased refined products.
(2)	Includes produced and purchased refined products, including ethanol and biodiesel.
(3)

Refining gross product margin per barrel of throughput is a financial measurement calculated by subtracting refining costs of sales from total refining revenues and dividing the difference by the total throughput or total refined products sold for the respective periods presented. Refining gross product margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refining performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (revenues and cost of sales) can be reconciled directly to our statement of operations. Our calculation of refining gross product margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. See “Other Non-GAAP Performance Measures” below.
(4)	Direct operating expenses per barrel is calculated by dividing direct operating expenses by the total barrels of throughput or total barrels of refined products sold for the respective periods presented.
(5)	Distillate includes diesel, jet fuel and kerosene.
(6)	Other refining products include propane, propylene, liquid sulfur, light cycle oil and No. 6 fuel oil, among others. None of these products, by itself, contributes significantly to overall refining product yields.
(7)	Other feedstocks include gas oil, natural gasoline, normal butane and isobutane, among others. None of these feedstocks, by itself, contributes significantly to overall refining throughput.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenue. Revenue for the three months ended September 30, 2012 was $1,151.1 million compared to $1,034.0 million for the three months ended September 30, 2011, an increase of 11.3%. This increase was primarily due to a 4.2% increase in sales volumes for refined products and higher market prices for gasoline, distillate and asphalt in the three months ended September 30, 2012. The higher refined product volumes in the third quarter of 2012 are primarily attributable to higher refining throughput. Excise taxes included in revenue were $75.6 million and $61.9 million for the three months ended September 30, 2012 and 2011, respectively.

Cost of sales. Cost of sales totaled $855.8 million for the three months ended September 30, 2012 compared to $812.2 million for the three months ended September 30, 2011, a 5.4% increase. This increase was primarily due to the 4.2% increase in sales volumes. Excise taxes included in cost of sales were $75.6 million and $61.9 million for the three months ended September 30, 2012 and 2011, respectively. Refining gross product margin per barrel of throughput was $36.69 for the three months ended September 30, 2012 compared to $28.54 for the three months ended September 30, 2011, an increase of $8.15, or 28.6%, which is primarily attributable to improved differentials per barrel for our crude costs in the 2012 quarter.

Direct operating expenses. Direct operating expenses totaled $36.5 million for the three months ended September 30, 2012 compared to $33.9 million for the three months ended September 30, 2011, a 7.7% increase. This increase was due primarily to costs recognized in the 2012 quarter related to environmental compliance projects at our refinery’s wastewater treatment plant.

Turnaround and related expenses. Turnaround and related expenses totaled $2.1 million for the three months ended September 30, 2012. There were no turnaround and related costs for the three months ended September 30, 2011. The turnaround costs in the three months ended September 30, 2012 relate to a planned partial turnaround of the No. 1 reformer unit which was completed in November 2012.

Depreciation and amortization. Depreciation and amortization was $6.4 million for the three months ended September 30, 2012 compared to $5.4 million for the three months ended September 30, 2011, an increase of 18.5%. This increase was primarily due to increased assets placed in service as a result of our capital expenditures since September 30, 2011, the most significant of which was our boiler replacement project which was placed in service in the fourth quarter of 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses were $6.5 million and $9.6 million for the three months ended September 30, 2012 and 2011, respectively, a decrease of 32.3%. This decrease was due to the termination of our transition services agreement with Marathon in the fourth quarter of 2011, as a result of which we did not incur expenses related to the agreement in the three months ended September 30, 2012. We are no longer using Marathon’s systems infrastructure.

Other income, net. Other income, net was $2.9 million for the three months ended September 30, 2012 compared to $1.1 million for the three months ended September 30, 2011. This increase is driven primarily by an increase in equity income from our investment in MPL, which increased its tariff rates during the third quarter of 2011.

Operating income. Income from operations was $246.7 million for the three months ended September 30, 2012 compared to $174.0 million for the three months ended September 30, 2011. This increase from the prior-year period is primarily due to favorable crude differentials in the third quarter of 2012 and higher throughput rates in the 2012 period.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenue. Revenue for the nine months ended September 30, 2012 was $3,084.8 million compared to $2,857.7 million for the nine months ended September 30, 2011, an increase of 8.0%. This increase was primarily due to a 2.4% increase in sales volumes for refined products and higher market prices for gasoline, distillate and asphalt in the nine months ended September 30, 2012. The higher refined product volumes came in the second and third quarters of 2012 and are primarily attributable to higher refining throughput. Excise taxes included in revenue were $207.9 million and $173.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Cost of sales. Cost of sales totaled $2,379.3 million for the nine months ended September 30, 2012 compared to $2,370.7 million for the nine months ended September 30, 2011, a 0.4% increase. This increase was primarily due to the impact of increased sales volumes, partially offset by lower raw material costs, driven principally by favorable crude differentials in the nine months ended September 30, 2012 compared to the 2011 period. Excise taxes included in cost of sales were $207.9 million and $173.6 million for the nine months ended September 30, 2012 and 2011, respectively. Refining gross product margin per barrel of throughput was $31.52 for the nine months ended September 30, 2012 compared to $22.11 for the nine months ended September 30, 2011, an increase of $9.41, or 42.6%, which is mostly attributable to improved crack spreads and improved differentials to market for both crude cost and refined products sold primarily in the second and third quarters of 2012.

Direct operating expenses. Direct operating expenses totaled $99.5 million for the nine months ended September 30, 2012 compared to $98.7 million for the nine months ended September 30, 2011, a 0.8% increase. This increase was due primarily to costs recognized in the third quarter of 2012 quarter related to environmental compliance projects at our refinery’s wastewater treatment plant offset by lower utility expenses at the refinery, which resulted from decreases in natural gas prices across the nine months ended September 30, 2012 and reduced overall usage primarily during the first quarter of 2012.

Turnaround and related expenses. Turnaround and related expenses totaled $17.1 million for the nine months ended September 30, 2012 compared to $22.5 million for the nine months ended September 30, 2011. Both periods include costs related to planned, partial turnarounds. The 2012 turnarounds include the alkylation unit, which was completed according to schedule in mid-May, and the No. 1 reformer unit, which was completed in November 2012. The 2011 turnaround was principally to replace catalyst in the distillate and gas oil hydrotreaters and to conduct basic maintenance on the No. 1 crude unit.

Depreciation and amortization. Depreciation and amortization was $18.5 million for the nine months ended September 30, 2012 compared to $16.0 million for the nine months ended September 30, 2011, an increase of 15.6%. This increase was primarily due to increased assets placed in service as a result of our capital expenditures since September 30, 2011, the most significant of which was our boiler replacement project which was placed in service in the fourth quarter of 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses were $19.0 million and $27.0 million for the nine months ended September 30, 2012 and 2011, respectively, a decrease of 29.6%. This decrease was due to the termination of our transition services agreement with Marathon in the fourth quarter of 2011, as a result of which we did not incur expenses related to the agreement in the nine months ended September 30, 2012. We are no longer using Marathon’s systems infrastructure.

Other income, net. Other income, net was $8.9 million for the nine months ended September 30, 2012 compared to $3.9 million for the nine months ended September 30, 2011. This increase is driven primarily by an increase in equity income from our investment in MPL, which increased its tariff rates in the third quarter of 2011.

Operating income. Income from operations was $560.3 million for the nine months ended September 30, 2012 compared to $326.7 million for the nine months ended September 30, 2011. This increase from the prior-year period of $233.6 million is primarily due to favorable crack spreads, crude differentials and higher throughput rates during the 2012 period.

Retail Segment

	Three Months Ended,		Nine Months Ended,
	September 30,	September 30,	September 30,	September 30,
(in millions)	2012	2011	2012	2011
Revenue	$397.1	$419.3	$1,121.3	$1,165.6

Costs, expenses and other:
Cost of sales	358.1	371.8	1,003.0	1,038.8
Direct operating expenses	30.4	33.3	89.6	93.8
Depreciation and amortization	1.8	2.0	5.6	6.0
Selling, general and administrative	5.6	7.3	17.9	19.8

Operating income	$1.2	$4.9	$5.2	$7.2

Operating data:
Company-owned stores:
Fuel gallons sold (in millions)	80.1	85.4	231.6	245.8
Fuel margin per gallon (1)	$0.12	$0.22	$0.17	$0.20
Merchandise sales (in millions)	$99.7	$92.3	$269.3	$253.9
Merchandise margin % (2)	25.5%	25.7%	25.4%	25.5%
Number of stores at period end	166	166	166	166
Franchisee stores:
Fuel gallons sold (in millions)	11.1	13.2	33.1	37.5
Royalty income (in millions)	$0.5	$0.3	$1.5	$1.2
Number of stores at period end	68	67	68	67
Market Statistics:
PADD II gasoline prices ($/gallon)	$3.73	$3.67	$3.67	$3.60

(1)	Retail fuel margin per gallon is calculated by dividing retail fuel gross margin by the fuel gallons sold at company-operated stores. Retail fuel gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our retail performance. Our calculation of retail fuel gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. See “Other Non-GAAP Performance Measures” below.
(2)	Merchandise margin is expressed as a percentage of merchandise sales and is calculated by subtracting costs of merchandise from merchandise sales for company-operated stores. Merchandise margin is a non-GAAP performance measure that we believe is important to investors in evaluating our retail performance. Our calculation of merchandise margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. See “Other Non-GAAP Performance Measures” below.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenue. Revenue for the three months ended September 30, 2012 was $397.1 million compared to $419.3 million for the three months ended September 30, 2011, a decrease of 5.3%. This decrease was primarily due to a reduction in fuel sales driven primarily by lower sales volumes. We experienced a 6.2% decrease in fuel gallons sold in our retail segment compared to the prior-year period. The volume reduction in the 2012 period is primarily due to lower retail market demand for gasoline and road construction projects impacting our retail stores. Excise taxes included in revenue were $2.6 million for the three months ended September 30, 2012 and $3.0 million for the three months ended September 30, 2011.

Cost of sales. Cost of sales totaled $358.1 million for the three months ended September 30, 2012 and $371.8 million for the three months ended September 30, 2011, a decrease of 3.7% primarily due to lower fuel volumes in the 2012 quarter. Excise taxes included in cost of sales were $2.6 million for the three months ended September 30, 2012 and $3.0 million for the three months ended September 30, 2011. For company-operated stores, retail fuel margin per gallon was $0.12 and $0.22 for the three months ended September 30, 2012 and 2011, respectively. This reduction in fuel margin per gallon relates to a spike in competitive pricing actions in the local market that occurred during the middle of the third quarter of 2012 in response to reduced volume levels across the local market.

Direct operating expenses. Direct operating expenses totaled $30.4 million for the three months ended September 30, 2012 compared to $33.3 million for the three months ended September 30, 2011, a decrease of 8.7% from the 2011 period due to reductions in convenience store operating costs as a result of cost-cutting efforts.

Depreciation and amortization. Depreciation and amortization was $1.8 million for the three months ended September 30, 2012 compared to $2.0 million for the three months ended September 30, 2011, a decrease of $0.2 million. During 2011, our continuing involvement ended for a subset of our retail stores which did not meet the criteria for sales-leaseback treatment at the time of the Marathon Acquisition. As such, the related fair value of the assets for these stores was removed from the consolidated balance sheet and was no longer depreciated. This reduction in depreciation was partially offset by increases related to our capital expenditures since September 30, 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses were $5.6 million and $7.3 million for the three months ended September 30, 2012 and 2011, respectively, which represents a decrease of $1.7 million from the 2011 period. This reduction primarily relates to lower back office costs in the 2012 period. In the third quarter of 2011 our back office costs were higher as we developed our stand-alone infrastructure while continuing to pay transition services fees to utilize the Speedway back office infrastructure.

Operating income. Operating income was $1.2 million for the three months ended September 30, 2012 compared to $4.9 million for the three months ended September 30, 2011, a decrease of $3.7 million. This decrease is primarily attributable to lower fuel margins per gallon and lower fuel volumes partially offset by improved merchandise margins and lower operating expenses in the 2012 quarter.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenue. Revenue for the nine months ended September 30, 2012 was $1,121.3 million compared to $1,165.6 million for the nine months ended September 30, 2011, a decrease of 3.8%. This decrease was primarily due to a reduction in fuel sales driven primarily by lower sales volumes. We experienced a 5.8% decrease in fuel gallons sold in our retail segment compared to the prior year. The volume reduction in the 2012 period is primarily due to lower retail market demand for gasoline and road construction projects impacting our retail stores. Excise taxes included in revenue were $7.1 million for the nine months ended September 30, 2012 and $7.9 million for the nine months ended September 30, 2011.

Cost of sales. Cost of sales totaled $1,003.0 million for the nine months ended September 30, 2012 and $1,038.8 million for the nine months ended September 30, 2011, a decrease of 3.4%. Excise taxes included in cost of sales were $7.1 million for the nine months ended September 30, 2012 and $7.9 million for the nine months ended September 30, 2011. For company-operated stores, retail fuel margin per gallon was $0.17 for the nine months ended September 30, 2012 compared to $0.20 per gallon for the nine months ended September 30, 2011. This reduction in fuel margin per gallon relates to a spike in competitive pricing actions in the local market that occurred during the middle of the third quarter of 2012 in response to reduced volume levels across the local market.

Direct operating expenses. Direct operating expenses totaled $89.6 million for the nine months ended September 30, 2012 compared to $93.8 million for the nine months ended September 30, 2011, a decrease of 4.5% from the 2011 period due to reductions in convenience store operating costs as a result of cost reduction efforts.

Depreciation and amortization. Depreciation and amortization was $5.6 million for the nine months ended September 30, 2012 compared to $6.0 million for the nine months ended September 30, 2011, a decrease of 6.7%. During 2011, our continuing involvement ended for a subset of our retail stores which did not meet the criteria for sales-leaseback treatment at the time of the Marathon Acquisition. As such, the related fair value of the assets for these stores was removed from the consolidated balance sheet and was no longer depreciated. This reduction in depreciation was partially offset by increases related to our capital expenditures since September 30, 2011.

Selling, general and administrative expenses. Selling, general and administrative expenses were $17.9 million and $19.8 million for the nine months ended September 30, 2012 and 2011, respectively, which represents a decrease of 9.6% from the 2011 period. This reduction primarily relates to lower back office costs in 2012 period. In the 2011 period our back office costs were higher as we developed our stand-alone infrastructure while continuing to pay transition services fees to utilize the Speedway back office infrastructure.

Operating income. Operating income was $5.2 million for the nine months ended September 30, 2012 compared to $7.2 million for the nine months ended September 30, 2011, a reduction of $2.0 million. The reduction is primarily attributable to lower fuel margins per gallon and lower fuel volumes partially offset by higher merchandise gross margin and lower operating expenses during the nine months ended September 30, 2012.

Adjusted EBITDA

Our management uses Adjusted EBITDA as a measure of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations, and in communications with our board of directors, creditors, analysts and investors concerning our financial performance. We also believe Adjusted EBITDA may be used by some investors to assess the ability of our assets to generate sufficient cash flow to make distributions to our unitholders. The revolving credit facility and other contractual obligations also include similar measures as a basis for certain covenants under those agreements which may differ from the Adjusted EBITDA definition described below.

Adjusted EBITDA is not a presentation made in accordance with GAAP and our computation of Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the Secured Notes, the revolving credit facility, earn-out, margin support and management services. Adjusted EBITDA should not be considered as an alternative to operating income or net income (loss) as measures of operating performance. In addition, Adjusted EBITDA is not presented as and should not be considered an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before turnaround and related expenses, equity-based compensation expense, gains (losses) from derivative activities, contingent consideration, formation costs, bargain purchase gain and adjustments to reflect proportionate EBITDA from the Minnesota Pipeline operations. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect the equity income in our MPL investment, but includes 17% of the calculated EBITDA of MPL;

•	does not reflect realized and unrealized gains and losses from hedging activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income (loss) as reflected in the results of operations tables and segment footnote disclosures to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30, 2012
(in millions)	Refining	Retail	Other	Total
Net income (loss)	$246.7	$1.2	$(186.8)	$61.1
Adjustments:
Interest expense	—	—	15.6	15.6
Income tax provision	—	—	7.7	7.7
Depreciation and amortization	6.4	1.8	0.1	8.3

EBITDA subtotal	253.1	3.0	(163.4)	92.7
Minnesota Pipe Line proportionate EBITDA	0.7	—	—	0.7
Turnaround and related expenses	2.1	—	—	2.1
Equity-based compensation expense	—	—	0.5	0.5
Unrealized gains on derivative activities	—	—	70.3	70.3
Contingent consideration loss	—	—	38.5	38.5
Realized losses on derivative activities	—	—	44.7	44.7

Adjusted EBITDA	$255.9	$3.0	$(9.4)	$249.5

	Three Months Ended September 30, 2011
(in millions)	Refining	Retail	Other	Total
Net income (loss)	$174.0	$4.9	$(176.7)	$2.2
Adjustments:
Interest expense	—	—	10.4	10.4
Depreciation and amortization	5.4	2.0	—	7.4

EBITDA subtotal	179.4	6.9	(166.3)	20.0
Minnesota Pipe Line proportionate EBITDA	0.9	—	—	0.9
Equity-based compensation expense	—	—	0.4	0.4
Unrealized losses on derivative activities	—	—	40.6	40.6
Contingent consideration loss	—	—	3.4	3.4
Formation costs	—	—	1.7	1.7
Realized losses on derivative activities	—	—	112.5	112.5

Adjusted EBITDA	$180.3	$6.9	$(7.7)	$179.5

	Nine Months Ended September 30, 2012
(in millions)	Refining	Retail	Other	Total
Net income (loss)	$560.3	$5.2	$(452.4)	$113.1
Adjustments:
Interest expense	—	—	36.7	36.7
Income tax provision	—	—	7.8	7.8
Depreciation and amortization	18.5	5.6	0.5	24.6

EBITDA subtotal	578.8	10.8	(407.4)	182.2
Minnesota Pipe Line proportionate EBITDA	2.1	—	—	2.1
Turnaround and related expenses	17.1	—	—	17.1
Equity-based compensation expense	—	—	1.4	1.4
Unrealized gains on derivative activities	—	—	(32.6)	(32.6)
Contingent consideration loss	—	—	104.3	104.3
Loss on early extinguishment of derivatives	—	—	136.8	136.8
Formation costs	—	—	1.0	1.0
Realized losses on derivative activities	—	—	165.0	165.0

Adjusted EBITDA	$598.0	$10.8	$(31.5)	$577.3

	Nine Months Ended September 30, 2011
(in millions)	Refining	Retail	Other	Total
Net income (loss)	$326.7	$7.2	$(598.3)	$(264.4)
Adjustments:
Interest expense	—	—	30.6	30.6
Depreciation and amortization	16.0	6.0	0.3	22.3

EBITDA subtotal	342.7	13.2	(567.4)	(211.5)
Minnesota Pipe Line proportionate EBITDA	2.7	—	—	2.7
Turnaround and related expenses	22.5	—	—	22.5
Equity-based compensation expense	—	—	1.1	1.1
Unrealized losses on derivative activities	—	—	334.5	334.5
Contingent consideration income	—	—	(37.6)	(37.6)
Formation costs	—	—	6.1	6.1
Realized losses on derivative activities	—	—	246.4	246.4

Adjusted EBITDA	$367.9	$13.2	$(16.9)	$364.2

Other Non-GAAP Performance Measures

Refining gross product margin per barrel, retail fuel gross margin and merchandise margin are non-GAAP performance measures that we believe are important to investors in analyzing our segment performance.

Refining gross product margin per barrel is a financial measurement calculated by subtracting refining costs of sales from total refining revenues and dividing the difference by the total throughput or total refined products sold for the respective periods presented. Refining gross product margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refining performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in these calculations (revenues and cost of sales) can be reconciled directly to our statements of operations. Our calculation of refining gross product margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure.

The following table shows the reconciliation of refining gross product margin to refining revenue for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
(in millions)	2012	2011	2012	2011
Refining revenue	$1,151.1	$1,034.0	$3,084.8	$2,857.7
Refining cost of sales	855.8	812.2	2,379.3	2,370.7

Refining gross product margin	$295.3	$221.8	$705.5	$487.0

Retail fuel gross margin and merchandise margin are non-GAAP measures that we believe are important to investors in evaluating our retail segment’s operating results as these measures provide an indication of our performance on significant product categories within the segment. Our calculation of retail fuel gross margin and merchandise margin may differ from similar calculations of other companies in our industry, thereby limiting their usefulness as comparative measures.

The following table shows the reconciliation of retail gross margin to retail segment operating income for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
(in millions)	2012	2011	2012	2011
Retail gross margin:
Fuel margin	$9.7	$19.1	$39.8	$49.0
Merchandise margin	25.4	23.8	68.4	64.7
Other margin	3.9	4.6	10.1	13.1

Retail gross margin	39.0	47.5	118.3	126.8
Expenses:
Direct operating expenses	30.4	33.3	89.6	93.8
Depreciation and amortization	1.8	2.0	5.6	6.0
Selling, general and administrative	5.6	7.3	17.9	19.8

Retail segment operating income	$1.2	$4.9	$5.2	$7.2

Liquidity and Capital Resources

Our primary sources of liquidity have traditionally been cash generated from our operating activities and the borrowing availability under our revolving credit facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing and selling sufficient quantities of refined products and merchandise at margins sufficient to cover fixed and variable expenses. Part of our long-term strategy is to increase cash available for distribution to our unitholders by making strategic acquisitions. Our ability to make these acquisitions in the future will depend largely on the availability of debt financing and on our ability to periodically use equity financing through the issuance of new common units. Future financing will depend on various factors, including prevailing market conditions, interest rates and our financial condition and credit rating.

Based on current and anticipated levels of operations and conditions in our industry and markets, we believe that cash on hand, together with cash flows from operations and borrowings available to us under our revolving credit facility, will be adequate to meet our ordinary course working capital, capital expenditure, debt service and other cash requirements for at least the next twelve months.

We use a variety of hedging instruments to enhance the stability of our cash flows. In general, we attempt to hedge risks related to the variability of our future cash flow and profitability resulting from changes in applicable commodity prices or interest rates so that we can maintain cash flows sufficient to meet debt service, required capital expenditures and similar requirements. During the first quarter of 2012, we agreed to settle a portion of our existing derivative instruments ahead of their respective expiration dates and recognized a $44.6 million loss related to the early extinguishment. The cash payments for the settlement of these derivative instruments have been deferred and will begin to come due in December 2012. In addition, during the second quarter of 2012, we reset the price of our contracts for the period of July 2012 through December 2012 and recognized a loss of approximately $92.2 million. We used $92 million of the net proceeds of NTE LP’s IPO to settle a portion of these obligations. As of September 30, 2012, $35.9 million of the liability related to these actions is included in current liabilities and $5.2 million is included in non-current liabilities with the final amount to be paid in December 2013.

On July 17, 2012, we entered into an amendment of our existing revolving credit facility. The amendment to the revolving credit facility, among other things, (i) changed the amount by which the aggregate principal amount of the revolving credit facility can be increased from $100 million to $150 million for a maximum aggregate principal amount of $450 million subject to borrowing base availability and lender approval, (ii) reduced the rates at which borrowings under the revolving credit facility bear interest, and (iii) extended the maturity of the revolving credit facility to July 17, 2017.

The amendment to the revolving credit facility removed the requirement that we satisfy a pro forma minimum fixed charge coverage test in connection with consummating certain transactions, including the making of certain Restricted Payments and Permitted Payments (each as defined in the amendment to the revolving credit facility). In connection with the removal of this requirement, the amendment to the revolving credit facility also revised the springing financial covenant to provide that, if the amount available under the revolving credit facility is less than the greater of (i) 12.5% (changed from 15%) of the lesser of (x) the $300 million commitment amount and (y) the then-applicable borrowing base and (ii) $22.5 million, we must comply with a minimum Fixed Charge Coverage Ratio (as defined in the amendment to the revolving credit facility) of at least 1.0 to 1.0. As of October 13, 2012, the borrowing base under the revolving credit facility was $200.6 million, availability under the revolving credit facility was $176.6 million (which is net of $24.0 million in outstanding letters of credit) and we had no borrowings under the revolving credit facility. As of October 13, 2012, the springing financial covenant described above would apply if availability under the revolving credit facility were less than $25.1 million, which means that we could increase borrowings under the revolving credit facility by $151.5 million before we would be required to comply with the minimum Fixed Charge Coverage Ratio.

On July 31, 2012, we closed the NTE LP IPO of 18,687,500 common units. We used the net proceeds from the IPO of approximately $245 million, after deducting the underwriting discount, and cash on hand of approximately $56 million to: (i) distribute approximately $124 million to NT Holdings, of which approximately $92 million were used to redeem Marathon’s existing preferred interest in NT Holdings and $32 million was distributed to ACON Refining Partners L.L.C., TPG Refining L.P. and entities in which certain members of the Company’s management team hold an ownership interest, (ii) pay $92 million to J. Aron & Company, an affiliate of Goldman, Sachs & Co., related to deferred payment obligations from the early extinguishment of derivatives, (iii) pay $40 million to Marathon, which represents the cash component of a settlement agreement NTE LLC entered into with Marathon in satisfaction of a contingent consideration arrangement that was part of the Marathon Acquisition, (iv) redeem $29 million of NTE LLC senior secured notes at a redemption price of 103% of the principal amount thereof, plus accrued interest, for an estimated $31 million, and (v) pay other offering costs of approximately $15 million. Subsequent to the NTE LP IPO, we may increase future liquidity via the sale of additional common units.

On October 17, 2012, NTE LLC announced the commencement of a cash tender offer for any and all of the $261 million outstanding principal amount of the Secured Notes. In conjunction with the tender offer, we solicited consents to eliminate most of the covenants, certain events of default and certain other provisions contained in the indenture governing the Secured Notes. At the completion of the early tender period, November 1, 2012, $253.1 million of the outstanding principal amount had been tendered and related consents received. As of November 8, 2012, we amended the indenture governing the Secured Notes in accordance with the approved consents. As a result of the amendment, the PIK common units of NTE LP were converted into common units of NTE LP with the same rights and limitations as the existing common units effective November 9, 2012. On November 9, 2012, NTE LLC called the remaining $7.9 million of outstanding Secured Notes at its contractual redemption price of 103% of the principal amount.

On November 8, 2012, we completed a private offering of $275 million in aggregate principal amount of 7.125% senior secured notes due 2020. We intend to use the net proceeds of this offering to fund a portion of the tender offer for our outstanding 10.5% secured notes due 2017.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended,
	September 30,
(in millions)	2012	2011
Net cash provided by operating activities	$174.8	$194.9
Net cash used in investing activities	(12.0)	(138.5)
Net cash provided by (used in) financing activities	37.2	(2.5)

Net increase in cash and cash equivalents	200.0	53.9
Cash and cash equivalents at beginning of period	123.5	72.8

Cash and cash equivalents at end of period	$323.5	$126.7

Net Cash Provided By Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2012 was $174.8 million. The most significant providers of cash were our operating income ($426.8 million) adjusted for non-cash adjustments, such as depreciation and amortization expense ($24.6 million) and contingent consideration loss ($104.3 million). Offsetting these impacts were realized losses from derivative activities ($165.0 million) and increases in accounts receivable ($52.7 million).

Net cash provided by operating activities for the nine months ended September 30, 2011 was $194.9 million. The most significant providers of cash were operating income ($347.1 million) adjusted for non-cash adjustments, such as depreciation and amortization ($22.3 million) and contingent consideration income ($37.6 million). Additionally, cash was provided by reduced other current assets ($15.9 million) and increased accounts payable and accrued expenses ($119.2 million). Offsetting these sources of cash were realized losses from derivative activities ($246.4 million).

Net Cash Used In Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2012 was $12.0 million, relating primarily to capital expenditures of $13.3 million.

Net cash used in investing activities for the nine months ended September 30, 2011 was $138.5 million, relating primarily to capital expenditures ($27.4 million) and cash paid to Marathon as part of the Marathon Acquisition ($112.8 million).

Net Cash Provided by (Used In) Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2012 was $37.2 million. The net proceeds from NTE LP’s IPO of $245 million were the primary source of cash from financing activities. Out of those proceeds, we repaid $29.0 million of Secured Notes, distributed $124.2 million to NT Holdings and paid $15 million of offering costs. Additionally, during the second quarter of 2012 we made an equity distribution in the amount of $40 million to NT Holdings. Net cash used in financing activities for the nine months ended September 30, 2011 was $2.5 million, relating to an equity distribution to NT Holdings in the third quarter of 2011.

Working Capital

Working capital at September 30, 2012 was $298.6 million, consisting of $642.8 million in total current assets and $344.2 million in total current liabilities.

Capital Spending

Capital spending was $13.3 million for the nine months ended September 30, 2012, respectively, which primarily included safety related enhancements and facility improvements at the refinery and the implementation of our new information and accounting systems. We currently expect to spend an aggregate of approximately $20 to $25 million in capital expenditures during 2012.

Distribution Policy

NTE LP expects within 60 days after the end of each quarter, to make cash distributions to unitholders of record on the applicable record date. Distributions will be equal to the amount of available cash that we generate in such quarter. Available cash for each quarter will generally equal our cash flow from operations for the quarter, less cash required for maintenance capital expenditures, working capital changes, reimbursement of expenses incurred by our general partner and its affiliates, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of NTE LP’s general partner deems necessary or appropriate, including reserves for our turnaround and related expenses. The amount of our quarterly distributions, if any, will vary based on our operating cash flow during such quarter. As a result, our quarterly distributions, if any, will not be stable and will vary from quarter to quarter as a direct result of variations in, among other factors, (i) our operating performance, (ii) cash flows caused by, among other things, fluctuations in the prices of crude oil and other feedstocks and the prices we receive for finished products, working capital or capital expenditures and (iii) cash reserves deemed necessary or appropriate by the board of directors of NTE LP’s general partner. NTE LP’s general partner has no incentive distribution rights.

In conjunction with NTE LP’s IPO, we distributed $124.2 million to NT Holdings in the third quarter of 2012. NT Holdings used approximately $92 million of the distribution to redeem MPC’s existing perpetual payment in kind preferred interest in NT Holdings. Prior to NTE LP’s IPO, NTE LLC made distributions of $40.0 million and $2.5 million to NT Holdings in the second quarter of 2012 and the third quarter of 2011, respectively.

On November 12, 2012, NTE LP declared a quarterly distribution of $1.48 per unit to common unitholders of record on November 21, 2012. This distribution of $136 million in aggregate is based on available cash generated from the date of the NTE LP IPO, July 31, 2012, through September 30, 2012.

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

Commodity Price Risk

As a refiner of petroleum products, we have exposure to market pricing for products sold in the future. In order to realize value from our processing capacity, we must achieve a positive spread between the cost of raw materials and the value of finished products (i.e., refining gross product margin or crack spread). The physical commodities that comprise our raw materials and finished goods are typically bought and sold at a spot or index price that can be highly variable. The timing, direction and overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in our average refining gross product margin, based on our average refining throughput for the nine months ended September 30, 2012 of 81,697 bpd, would result in a change of $29.9 million in our overall annual gross margin.

The prices of crude oil, refined products and other commodities are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors that are beyond our control. We monitor these risks and, where appropriate under our hedging policy, we will seek to reduce the volatility of our cash flows by hedging an operationally reasonable volume of our gasoline and diesel. We enter into hedging transactions designed to mitigate the impact of commodity price fluctuations on our business by locking in or fixing a percentage of the anticipated or planned gross margin in future periods. We will not enter into financial instruments for purposes of speculating on commodity prices. However, we may execute derivative financial instruments pursuant to our hedging policy that are not considered to be hedges within the applicable accounting guidelines.

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

Basis Risk

The effectiveness of our derivative strategies is dependent upon the correlation of the price index utilized for the hedging activity and the cash or spot price of the physical commodity for which price risk is being mitigated. Basis risk is a term we use to define that relationship. Basis risk can exist due to several factors, for example the location differences between the derivative instrument and the underlying physical commodity. Our selection of the appropriate index to utilize in a hedging strategy is a prime consideration in our basis risk exposure. In hedging NYMEX or U.S. Gulf Coast (or any other relevant benchmark) crack spreads, we experience location basis as the settlement price of NYMEX refined products (related more to New York Harbor cash markets) or U.S. Gulf Coast refined products (related more to U.S. Gulf Coast cash markets) may be different than the prices of refined products in our Upper Great Plains pricing area. The risk associated with not hedging the basis when using NYMEX or U.S. Gulf Coast forward contracts to fix future margins is if the crack spread increases based on prices traded on NYMEX or U.S. Gulf Coast while pricing in our market remains flat or decreases, then we may lose money on the derivative position while not earning an offsetting additional margin on the physical position based on the pricing in our market.

Commodities Price and Basis Risk Management Activities

We have entered into hedge agreements that govern all cash-settled commodity transactions that we enter into with J. Aron & Company and Macquarie Bank Limited for the purpose of managing our risk with respect to the crack spread created by the purchase of crude oil for future delivery and the sale of refined petroleum products, including gasoline, diesel, jet fuel and heating fuel, for future delivery. Under the agreements, as market conditions permit, we have the capacity to hedge our crack spread risk with respect to significant percentages of the refinery’s projected monthly production of some or all of these refined products. As of September 30, 2012, we have hedged approximately 9 million barrels of future gasoline and diesel production under commodity derivatives contracts that are either exchange-traded contracts in the form of futures contracts or over-the-counter contracts in the form of commodity price swaps that reference benchmark indices such as NYMEX or U.S. Gulf Coast.

During the first quarter of 2012, we settled contracts covering approximately 3 million barrels of our remaining 2012 gasoline and diesel production and recognized a loss of $44.6 million. Our required payment of the majority of the loss from these settled contracts was deferred until 2013. In addition, during the second quarter of 2012, we reset the price of our remaining contracts for the period of July 2012 through December 2012 and recognized a loss of approximately $92 million. We used approximately $92 million of the net proceeds of NTE LP’s IPO to settle a portion of these obligations.

Our open positions at September 30, 2012 will expire at various times during 2012 and 2013. We prepared the following sensitivity analysis to estimate our exposure to market risk associated with our derivative instruments. This analysis may differ from actual results. Based on our open positions of 9 million barrels, a $1.00 per barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and our net income (loss) by approximately $9 million.

We may enter into additional futures derivatives at times when we believe market conditions or other circumstances suggest that it is prudent to do so. Although we have historically been hedged at higher percentages of production, we intend to hedge significantly less than that amount on an ongoing basis. We may use commodity derivatives contracts such as puts, calls, swaps, forward agreements and other financial instruments to mitigate the effects of the identified risks; however, it is our plan to hedge a lesser amount of production than we historically have in order to increase our exposure to the gross refining margins that we would realize at our refinery on an unhedged basis. Additionally, we may take advantage of opportunities to modify our derivative portfolio to change the percentage of our hedged refined product volumes when circumstances suggest that it is prudent to do so.

Interest Rate Risk

As of September 30, 2012, the availability under the Amended ABL Facility was $168.0 million. This availability is net of $24.0 million in outstanding letters of credit. We had no borrowings under the Amended ABL Facility at September 30, 2012. Borrowings under the Amended ABL Facility bear interest, at our option, at either (a) an alternative base rate, plus an applicable margin (ranging between 1.00% and 1.50%) or (b) a LIBOR rate plus applicable margin (ranging between 2.00% and 2.50%). The alternate base rate is the greater of (a) the prime rate, (b) the Federal Funds Effective rate plus 50 basis points, or (c) the one-month LIBOR rate plus 100 basis points and a spread of up to 225 basis points based upon percentage utilization of this facility. In addition to paying interest on outstanding borrowings, we are also required to pay an annual commitment fee ranging from 0.375% to 0.500% and letter of credit fees. See Note 12 – “Debt,” to the unaudited consolidated financial statements included herein.

We have interest rate exposure on a portion of the cost of crude oil payable to JPM CCC for the crude oil inventory that they purchase for delivery to our refinery under the crude oil supply and logistics agreement. This exposure is offset with the credits we receive from JPM CCC for the trade terms granted by suppliers to them on crude oil purchases intended for our refinery. Our interest rate exposure is the spread between 3-months and 1-month LIBOR. A widening of the spread between these two rates could potentially result in a higher cost of crude oil to us.

Credit Risk

We are subject to risk of losses resulting from nonpayment or nonperformance by our customers. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), NTE LP and NTE LLC have evaluated, under the supervision and with the participation of their respective management, including their principal executive officers and principal financial officers, the effectiveness of the design and operation of their disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by NTE LP and NTE LLC in reports that they file or submit under the Exchange Act is accumulated and communicated to their respective managements, including their principal executive officers and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, NTE LP’s and NTE LLC’s principal executive officers and principal financial officers have concluded that each entity’s disclosure controls and procedures were effective as of September 30, 2012 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting for either NTE LP or NTE LLC (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, either entity’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

Each of the PIK common units converted into common units effective November 9, 2012.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

Northern Tier Energy LP

Date	November 13, 2012	By:	/s/ Mario E. Rodriguez
Mario E. Rodriguez
Chief Executive Officer and Director
(Principal Executive Officer and Duly Authorized Officer)

Date	November 13, 2012	By:	/s/ David Bonczek
David Bonczek
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Northern Tier Energy LLC

Date	November 13, 2012	By:	/s/ Mario E. Rodriguez
Mario E. Rodriguez
Chief Executive Officer and Director
(Principal Executive Officer and Duly Authorized Officer)

Date	November 13, 2012	By:	/s/ David Bonczek
David Bonczek
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Certificate of Limited Partnership of Northern Tier Energy LP (Incorporated by reference to Exhibit 3.1 of Amendment No. 4 to Northern Tier Energy LP’s Registration Statement on Form S-1 (File No. 333-178457) filed on July 18, 2012).

3.2*	First Amended and Restated Agreement of Limited Partnership of Northern Tier Energy LP, dated July 31, 2012 (Incorporated by reference to Exhibit 3.1 of Northern Tier Energy LP’s Current Report on Form 8-K filed on August 2, 2012).

3.3*	Certificate of Formation of Northern Tier Energy LLC (Incorporated by reference to Exhibit 3.1 of Northern Tier Energy LLC’s Registration Statement on Form S-4 filed on December 13, 2011).

3.4*	Limited Liability Company Agreement of Northern Tier Energy LLC dated as of October 6, 2010 (Incorporated by reference to Exhibit 3.2 of Northern Tier Energy LLC’s Registration Statement on Form S-4 filed on December 13, 2011).

4.1*	Amended and Restated Registration Rights Agreement, dated July 31, 2012, by and among TPG Refining, L.P., ACON Refining Partners, L.L.C., NTI Management Company, L.P., NTR Partners LLC, NTR Partners II LLC, Northern Tier Investors, LLC, Northern Tier Holdings LLC and Northern Tier Energy LP (Incorporated by reference to Exhibit 4.1 of Northern Tier Energy LP’s Current Report on Form 8-K filed on August 2, 2012).

4.2*	Indenture, dated as of November 8, 2012, by and among Northern Tier Energy LLC, Northern Tier Finance Corporation, Northern Tier Energy LP, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 4.1 of Northern Tier Energy LLC’s Current Report on Form 8-K dated November 8, 2012).

4.3*	Supplemental Indenture, dated as of November 2, 2012 by and among Northern Tier Energy LLC, Northern Tier Finance Corporation, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of Northern Tier Energy LLC’s Current Report on Form 8-K filed on November 5, 2012).

10.1*	Settlement Agreement and Release dated May 4, 2012, by and between Marathon Petroleum Company LP and Northern Tier Energy LLC (Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Northern Tier Energy LP’s Registration Statement on Form S-1 (File No. 333-178457) filed on May 4, 2012).

10.2*	First Amendment to the Credit Agreement, dated as of July 17, 2012, by and among the financial institutions party thereto, as the lenders, J.P. Morgan Chase Bank, N.A., as administrative agent and collateral agent, Bank of America, N.A., as syndication agent, and Macquarie Capital (USA) Inc. and SunTrust Bank, as co-documentation agents, and Northern Tier Energy LLC and certain subsidiaries of Northern Tier Energy LLC party thereto (Incorporated by reference to Exhibit 10.13 to Amendment No. 6 to Northern Tier Energy LP’s Registration Statement on Form S-1 (File No. 333-178457) filed on July 18, 2012).

10.3*	Transaction Agreement, dated July 25, 2012, by and among Northern Tier Holdings LLC, Northern Tier Energy GP LLC, Northern Tier Energy LLC, Northern Tier Energy Holdings LLC, Northern Tier Retail Holdings LLC and Northern Tier Energy LP (Incorporated by reference to Exhibit 10.1 to Northern Tier Energy LP’s Current Report on Form 8-K filed on July 30, 2012).

10.4*	Northern Tier Energy LP 2012 Long-Term Incentive Plan (Incorporated by reference to Northern Tier Energy LP’s Current Report on Form 8-K filed on July 30, 2012).

31.1	Certification of Mario E. Rodriguez, Chief Executive Officer of Northern Tier Energy LP.

31.2	Certification of David Bonczek, Chief Financial Officer of Northern Tier Energy LP.

31.3	Certification of Mario E. Rodriguez, Chief Executive Officer of Northern Tier Energy LLC.

31.4	Certification of David Bonczek, Chief Financial Officer of Northern Tier Energy LLC.

32.1**	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Mario E. Rodriguez, Chief Executive Officer.

32.2**	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of David Bonczek, Chief Financial Officer.

32.3**	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Mario E. Rodriguez, Chief Executive Officer.

32.4**	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of David Bonczek, Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed.
**	Furnished, not filed.