Form 10-Q
period 2013-03-31
Northern Tier Energy LP
filed 2013-05-14
CIK 1533454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

As of May 13, 2013, Northern Tier Energy LP had 91,954,617 common units outstanding.

NORTHERN TIER ENERGY LP

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q (this “Report”) may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	the overall demand for hydrocarbon products, fuels and other refined products;

•	our ability to produce products and fuels that meet our customers’ unique and precise specifications;

•	the impact of fluctuations and rapid increases or decreases in crude oil, refined products, fuel and utility services prices and crack spreads, including the impact of these factors on our liquidity;

•	fluctuations in refinery capacity;

•	accidents or other unscheduled shutdowns or disruptions affecting our refinery, machinery, or equipment, or those of our suppliers or customers;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	the results of our hedging and other risk management activities;

•	our ability to comply with covenants contained in our debt instruments;

•	labor relations;

•	relationships with our partners and franchisees;

•	successful integration and future performance of acquired assets, businesses or third-party product supply and processing relationships;

•	our access to capital to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;

•	currently unknown liabilities in connection with the Marathon Acquisition (as defined herein);

•	environmental liabilities or events that are not covered by an indemnity, insurance or existing reserves;

•	dependence on one principal supplier for retail merchandise;

•	maintenance of our credit ratings and ability to receive open credit lines from our suppliers;

•	the effects of competition;

•	continued creditworthiness of, and performance by, counterparties;

•	the impact of current and future laws, rulings and governmental regulations;

•	shortages or cost increases of power supplies, natural gas, materials or labor;

•	weather interference with business operations;

•	seasonal trends in the industries in which we operate;

•	fluctuations in the debt markets;

•	potential product liability claims and other litigation;

•	changes in economic conditions, generally, and in the markets we serve, consumer behavior, and travel and tourism trends; and

•	changes in the treatment of Northern Tier Energy LP as a partnership for U.S. federal income or state tax purposes.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (1) Part II, “Item 1A. Risk Factors” and elsewhere in this Report and (2) Part I, “Item 1A. Risk Factors” of our 2012 Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHERN TIER ENERGY LP

CONSOLIDATED BALANCE SHEETS

(in millions, except unit data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$172.3	$272.9
Receivables, less allowance for doubtful accounts	134.8	129.3
Inventories	217.8	162.4
Other current assets	44.1	34.9

Total current assets	569.0	599.5
NON-CURRENT ASSETS
Equity method investment	85.9	87.5
Property, plant and equipment, net	404.5	386.0
Intangible assets	35.4	35.4
Other assets	28.4	28.4

Total Assets	$1,123.2	$1,136.8

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$234.1	$230.4
Accrued liabilities	65.7	77.4
Derivative liability	30.9	43.7

Total current liabilities	330.7	351.5
NON-CURRENT LIABILITIES
Long-term debt	275.0	275.0
Lease financing obligation	7.4	7.5
Other liabilities	18.2	19.0

Total liabilities	631.3	653.0

Commitments and contingencies
EQUITY
Accumulated other comprehensive loss	(2.4)	(2.5)
Partners’ capital (91,956,017 and 91,921,112 units issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	494.3	486.3

Total equity	491.9	483.8

Total Liabilities and Equity	$1,123.2	$1,136.8

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in millions, except unit and per unit data)

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2013	2012
REVENUE (a)	$1,115.0	$999.1
COSTS, EXPENSES AND OTHER
Cost of sales (a)	879.5	839.8
Direct operating expenses	64.3	60.7
Turnaround and related expenses	9.7	3.5
Depreciation and amortization	8.6	8.5
Selling, general and administrative	25.5	20.3
Formation and offering costs	0.4	—
Contingent consideration loss	—	65.7
Other income, net	(4.9)	(2.1)

OPERATING INCOME	131.9	2.7
Realized losses from derivative activities	(17.4)	(52.9)
Loss on early extinguishment of derivatives	—	(44.6)
Unrealized gains (losses) from derivative activities	11.2	(88.4)
Interest expense, net	(6.4)	(10.4)

INCOME (LOSS) BEFORE INCOME TAXES	119.3	(193.6)
Income tax benefit	0.1	—

NET INCOME (LOSS)	119.4	(193.6)

Other comprehensive income, net of tax	0.1	—

COMPREHENSIVE INCOME (LOSS)	$119.5	$(193.6)

EARNINGS PER UNIT INFORMATION:
Net Income	$119.4
Earnings per common unit, basic and diluted	$1.30
Weighted average number of units outstanding, basic and diluted	91,932,974
SUPPLEMENTAL INFORMATION:
(a) Excise taxes included in revenue and cost of sales	$70.8	$65.6

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Three Months Ended
	March 31,	March 31,
Increase (decrease) in cash	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$119.4	$(193.6)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8.6	8.5
Non-cash interest expense	0.6	1.2
Equity-based compensation expense	5.3	0.4
Contingent consideration loss	—	65.7
Unrealized (gains) losses from derivative activities	(11.2)	88.4
Loss on early extinguishment of derivatives	—	44.6
Changes in assets and liabilities, net:
Accounts receivable	(5.5)	(45.0)
Inventories	(55.4)	(9.5)
Other current assets	(10.8)	8.8
Accounts payable and accrued expenses	(7.9)	(23.5)
Other, net	(1.6)	(0.8)

Net cash provided by (used in) operating activities	41.5	(54.8)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(26.9)	(5.4)
Return of capital from investments	1.5	0.8

Net cash used in investing activities	(25.4)	(4.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Equity distributions	(116.7)	—

Net cash used in financing activities	(116.7)	—

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(100.6)	(59.4)
Cash and cash equivalents at beginning of period	272.9	123.5

Cash and cash equivalents at end of period	$172.3	$64.1

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Northern Tier Energy LP (“NTE LP” or “the Company”) is an independent downstream energy company with refining, retail and pipeline operations that serve the Petroleum Administration for Defense District II (“PADD II”) region of the United States. NTE LP holds 100% of the membership interest in Northern Tier Energy LLC (“NTE LLC”) and was organized in such a way as to be treated as a master limited partnership (“MLP”) for tax purposes. NTE LLC was a wholly-owned subsidiary of Northern Tier Holdings LLC (“NT Holdings”) until July 31, 2012. On July 31, 2012, NT Holdings contributed all of its membership interests in NTE LLC to NTE LP in connection with the closing of the underwritten initial public offering (“IPO”) of NTE LP (see Note 3). NT Holdings is a wholly-owned subsidiary of Northern Tier Investors LLC (“NT Investors”). NT Investors, NT Holdings and NTE LLC were formed by ACON Refining Partners L.L.C. and TPG Refining L.P. and certain members of management (collectively, the “Investors”) during 2010. The St. Paul Park Refinery and Retail Marketing Business were formerly owned and operated by subsidiaries of Marathon Oil Corporation (“Marathon Oil”). These subsidiaries, Marathon Petroleum Company, LP (“MPC LP”), Speedway LLC (“Speedway”) and MPL Investments LLC, are together referred to as “MPC” or “Marathon” and are now subsidiaries of Marathon Petroleum Corporation (“Marathon Petroleum”). Marathon Petroleum was a wholly-owned subsidiary of Marathon Oil until June 30, 2011. Effective December 1, 2010, NTE LLC acquired the business from Marathon for approximately $608 million (the “Marathon Acquisition,” see Note 5).

NTE LP includes the operations of NTE LLC, St. Paul Park Refining Co. LLC (“SPPR”) and Northern Tier Retail Holdings LLC (“NTRH”). NTRH is the parent company of Northern Tier Retail LLC (“NTR”) and Northern Tier Bakery LLC (“NTB”). NTR is the parent company of SuperAmerica Franchising LLC (“SAF”). In connection with the IPO of NTE LP (see Note 3), NTE LLC contributed all of its membership interests in NTR, NTB and SAF to NTRH in exchange for all of the membership interests in NTRH. Effective August 1, 2012, NTRH elected to be treated as a corporation for income tax purposes in order to preserve the MLP tax status of NTE LP. SPPR has a 17% interest in MPL Investments Inc. (“MPLI”) and a 17% interest in Minnesota Pipe Line Company, LLC (“MPL”). MPLI owns 100% of the preferred interest in MPL which owns and operates a 455,000 barrel per day (“bpd”) crude oil pipeline in Minnesota (see Note 2).

SPPR, which is located in St. Paul Park, Minnesota, has total crude oil throughput capacity of 81,500 barrels per calendar day. Refining operations include crude fractionation, catalytic cracking, hydrotreating, reforming, alkylation, sulfur recovery and a hydrogen plant. The refinery processes predominately North Dakota and Canadian crude oils into products such as gasoline, diesel, jet fuel, kerosene, asphalt, propane, propylene and sulfur. The refined products are sold to markets primarily located in the Upper Great Plains of the United States.

As of March 31, 2013, NTR operates 166 convenience stores under the SuperAmerica brand and SAF supports 73 franchised stores which also utilize the SuperAmerica brand. These 239 SuperAmerica stores are primarily located in Minnesota and Wisconsin and sell gasoline, merchandise, and in some locations, diesel fuel. There is a wide range of merchandise sold at the stores including prepared foods, beverages and non-food items. The merchandise sold includes a significant number of proprietary items.

NTB prepares and distributes food products under the SuperMom’s Bakery brand primarily to SuperAmerica branded retail outlets.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods reported have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period.

The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements of NTE LP at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K.

2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

Principles of Consolidation and Combination

NTE LP is a Delaware limited partnership that was established as Northern Tier Energy, Inc. on October 24, 2011 and was subsequently converted into NTE LP as of June 4, 2012. On July 31, 2012, NTE LP closed its IPO whereby it sold 18,687,500 limited partnership units to the public. In connection with the closing of the IPO, NT Holdings contributed all of its membership interests in NTE LLC to NTE LP in exchange for 54,844,500 common units and 18,383,000 PIK units, which were subsequently converted into common units, of NTE LP (see Note 3). Upon the closing of the IPO, the consolidated historical financial statements of NTE LLC became the historical financial statements of NTE LP. NTE LP consolidates all accounts of NTE LLC and its subsidiaries. NTE LLC consolidates all accounts of SPPR and NTRH. All significant intercompany accounts have been eliminated in these consolidated financial statements.

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

MPLI owns all of the preferred membership units of MPL. This investment in MPLI, which provides the Company no significant influence over MPLI, is accounted for as a cost method investment. The investment in MPLI is carried at a cost of $6.9 million as of March 31, 2013 and December 31, 2012 and is included in other noncurrent assets within the consolidated balance sheets.

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

Excise Taxes

The Company is required by various governmental authorities, including federal and state, to collect and remit taxes on certain products. Such taxes are presented on a gross basis in revenue and cost of sales in the consolidated statements of operations. These taxes totaled $70.8 million and $65.6 million for the three months ended March 31, 2013 and 2012, respectively.

Income Taxes

Effective August 1, 2012, NTRH elected to be treated as a corporation for income tax purposes in order to preserve the MLP tax status of NTE LP. As such, the Company has recorded deferred tax assets and deferred tax liabilities related to NTRH as of the election date. Additionally, the Company recorded current period income taxes for all periods subsequent to August 1, 2012 (see Note 6) at the NTRH level. Prior to August 1, 2012, all of the Company’s income was derived from subsidiaries which were limited liability companies and were therefore pass-through entities for federal income tax purposes. As a result, the Company did not incur federal income taxes prior to this date. The Company’s policy is to recognize interest related to any underpayment of taxes as interest expense, and any penalties as administrative expenses.

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

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, “Intangibles – Goodwill and other” (“ASU 2012-02”). ASU 2012-02 provides guidance on annual impairment testing of indefinite-lived intangible assets. The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The Company believes that the adoption of ASU 2012-02 has not had a material impact on the consolidated financial statements included herein.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Other Comprehensive Income,” which requires public companies to present information about reclassification adjustments from accumulated other comprehensive income in their annual and interim financial statements in a single note or on the face of the financial statements. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company’s presentation of comprehensive income in this quarterly report complies with this accounting standard.

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

4. RELATED PARTY TRANSACTIONS

The Investors, which include ACON Refining Partners L.L.C. and TPG Refining L.P., are related parties of the Company. MPL is also a related party of the Company. Subsequent to the Marathon Acquisition (see Note 5), the Company entered into a crude oil supply and logistics agreement with a third party and no longer has direct supply transactions with MPL.

Upon completion of the Marathon Acquisition, the Company entered into a management services agreement with the Investors pursuant to which they provided the Company with ongoing management, advisory and consulting services. This management services agreement was terminated in conjunction with the IPO of NTE LP as of July 31, 2012. While this agreement was in effect, the Investors also received quarterly management fees equal to 1% of the Company’s “Adjusted EBITDA” (as defined in the agreement) for the previous quarter (subject to a minimum annual fee of $2 million), as well as reimbursements for out-of pocket expenses incurred by them in connection with providing such management services. The Company recognized management fees relating to these services of $0.5 million for the three months ended March 31, 2012. As a result of the NTE LP IPO, the Company was required to pay the Investors a specified success fee of $7.5 million that is a part of the IPO offering expenses discussed in

Note 3.

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

The Company’s effective tax rate for the three months ended March 31, 2013 and 2012 was less than 0.1% as compared to the Company’s combined federal and state expected statutory tax rate of 40.4%. The Company’s effective tax rate for the three months ended March 31, 2013 is lower than the statutory rate primarily due to the fact that only the retail operations of the Company are taxable entities. The Company’s effective tax rate for the three months ended March 31, 2012 is zero due to the fact that the Company acted as a pass through entity for income tax purposes during that period.

7. INVENTORIES

	March 31,	December 31,
(in millions)	2013	2012
Crude oil and refinery feedstocks	$9.7	$9.7
Refined products	170.7	117.0
Merchandise	21.1	20.8
Supplies and sundry items	16.3	14.9

Total	$217.8	$162.4

The LIFO method accounted for 83% and 78% of total inventory value at March 31, 2013 and December 31, 2012, respectively. Current acquisition costs were estimated to exceed the LIFO inventory value by $1.3 million at March 31, 2013.

8. EQUITY METHOD INVESTMENT

The Company has a 17% common equity interest in MPL. The carrying value of this equity method investment was $85.9 million and $87.5 million at March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013 and December 31, 2012, the carrying amount of the equity method investment was $6.6 million and $6.7 million higher than the underlying net assets of the investee, respectively. The Company is amortizing this difference over the remaining life of MPL’s primary asset (the fixed asset life of the pipeline).

Distributions received from MPL were $4.9 million and $3.4 million for the three months ended March 31, 2013 and 2012, respectively. Equity income from MPL was $3.4 million and $2.8 million for the three months ended March 31, 2013 and 2012, respectively.

9. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment (“PP&E”) consisted of the following:

	Estimated	March 31,	December 31,
(in millions)	Useful Lives	2013	2012
Land		$8.9	$8.9
Retail stores and equipment	2 - 22 years	49.7	49.1
Refinery and equipment	5 - 24 years	336.2	330.4
Buildings and building improvements	25 years	8.5	8.3
Software	5 years	18.1	17.8
Vehicles	5 years	2.9	2.9
Other equipment	2 - 7 years	6.1	6.1
Precious metals		10.5	10.5
Assets under construction		34.2	14.3

		475.1	448.3
Less: accumulated depreciation		70.6	62.3

Property, plant and equipment, net		$404.5	$386.0

PP&E included gross assets acquired under capital leases of $7.9 million at both March 31, 2013 and December 31, 2012, with related accumulated depreciation of $0.8 million and $0.7 million, respectively. The Company had depreciation expense related to capitalized software of $0.9 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively.

10. INTANGIBLE ASSETS

Intangible assets are comprised of franchise rights amounting to $19.8 million and trademarks amounting to $15.6 million at both March 31, 2013 and December 31, 2012. These assets have an indefinite life and therefore are not amortized, but rather are tested for impairment annually or sooner if events or changes in circumstances indicate that the fair value of the intangible asset has been reduced below carrying value.

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

Under the risk mitigation strategy, the Company may buy or sell an amount equal to a fixed price times a certain number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. Physical volumes are not exchanged and these contracts are net settled with cash. The contracts are not being accounted for as hedges for financial reporting purposes. The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet and any related net gain or loss is recorded as a gain or loss in the derivative activity captions on the consolidated statements of operations. Observable quoted prices for similar assets or liabilities in active markets (Level 2 as described in Note 14) are considered to determine the fair values for the purpose of marking to market the derivative instruments at each period end. At March 31, 2013 and December 31, 2012, the Company had open commodity derivative instruments consisting of crude oil futures to buy four million and five million barrels, respectively, and refined products futures and swaps to sell four million and five million barrels, respectively, primarily to mitigate the volatility of refining margins through 2013.

For the three months ended March 31, 2013 and 2012, the Company recognized net losses of $6.2 million and $185.9 million, respectively, related to derivative activities. Of these total net losses, $17.4 million and $97.5 million represented realized losses on settled contracts (including early extinguishments in 2012 as noted below) for the three months ended March 31, 2013 and 2012, respectively. Additionally, the Company recognized unrealized gains of $11.2 million and unrealized losses of $88.4 million on open contracts for the three months ended March 31, 2013 and 2012, respectively.

During the first and second quarter of 2012, the Company entered into arrangements to settle or re-price a portion of its existing derivative instruments ahead of their respective expiration dates. The Company incurred $44.6 million and $92.2 million of realized losses related to these early extinguishments during the three months ended March 31, 2012 and June 30, 2012, respectively. The cash payments for the early extinguishment of these derivative instruments were deferred at the time of settlement. In August 2012, the Company paid $92 million related to these early settlements with the proceeds from the IPO (see Note 3). The remainder of these losses began to come due beginning in September 2012 and end in January 2014. The early extinguishments were treated as a current period loss as of the date of extinguishment. Interest accrues on the deferred loss liabilities at a weighted average interest rate of 7.1%. Interest expense related to these liabilities in both the three months ended March 31, 2013 and 2012 was $0.4 million. The deferred payment obligations related to these early extinguishment losses are included in the March 31, 2013 balance sheet as $22.6 million within current liabilities. At December 31, 2012, these deferred payment obligations are included in the balance sheet as $28.9 million within current liabilities and $0.9 million in long-term liabilities under the accrued liabilities and other liabilities captions, respectively.

The following table summarizes the fair value amounts of the Company’s outstanding derivative instruments by location on the balance sheet as of March 31, 2013 and December 31, 2012:

(in millions)	Balance Sheet Classification	March 31, 2013	December 31, 2012
Commodity swaps and futures	Other current assets	$0.4	$2.1
Commodity swaps and futures	Derivative liability	(30.9)	(43.7)

Net liability position		$(30.5)	$(41.6)

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

2020 Secured Notes

On November 8, 2012, NTE LLC privately placed $275 million in aggregate principal amount of 7.125% senior secured notes due 2020. The 2020 Secured Notes were guaranteed, jointly and severally, on a senior secured basis by all of the Company’s existing and future direct and indirect subsidiaries; however, not on a full and unconditional basis as a result of subsidiaries being able to be released as guarantors under certain customary circumstances for such arrangements. A subsidiary guarantee can be released under customary circumstances, including (a) the sale of the subsidiary, (b) the subsidiary is declared “unrestricted,” (c) the legal or covenant defeasance or satisfaction and discharge of the indenture, or (d) liquidation or dissolution of the subsidiary. The 2020 Secured Notes and the subsidiary note guarantees are secured on a pari passu basis with certain hedging agreements by a first-priority security interest in substantially all present and hereinafter acquired tangible and intangible assets of NTE LLC and each of the subsidiary guarantors and by a second-priority security interest in the inventory, accounts receivable, investment property, general intangibles, deposit accounts and cash and cash equivalents collateralized by the ABL facility. Additionally, the 2020 Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by NTE LP. The Company is required to make interest payments on May 15 and November 15 of each year, which commence on May 15, 2013. There are no scheduled principal payments required prior to the notes maturing on November 15, 2020.

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

As of March 31, 2013, the borrowing base under the Amended ABL Facility was $237.4 million and availability under the Amended ABL Facility was $200.7 million (which is net of $36.7 million in outstanding letters of credit). The Company had no borrowings under the Amended ABL Facility at March 31, 2013 or December 31, 2012.

13. EQUITY

Initial Public Offering

As discussed in Note 3, concurrent with the closing of the NTE LP IPO, NT Holdings contributed its membership interests in NTE LLC to NTE LP in exchange for 54,844,500 common units and 18,383,000 PIK common units. Additionally, NTE LP issued 18,687,500 common units to the public for total common units outstanding as of the IPO of 91,915,000, all of which represent limited partnership interests in NTE LP. NT Holdings is also the sole member in Northern Tier Energy GP LLC, the non-economic general partner of NTE LP.

Additionally, during the three months ended March 31, 2013, NT Holdings completed a secondary public offering of 12,305,000 common units. This offering did not increase the total common units outstanding and the Company received no proceeds. Under the Company’s partnership agreement the offering costs from subsequent offerings of the Company’s units to the public by NT Holdings are paid by the Company. During the three months ended March 31, 2013, the Company incurred $0.4 million of offering costs from the secondary offering.

Distribution Policy

The Company expects to make cash distributions to unitholders of record on the applicable record date within 60 days after the end of each quarter. Distributions will be equal to the amount of available cash generated in such quarter. Available cash for each quarter will generally equal the Company’s cash flow from operations for the quarter excluding working capital changes, less cash required for maintenance capital expenditures, reimbursement of expenses incurred by the Company’s general partner and its affiliates, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of the Company’s general partner deems necessary or appropriate, including reserves for turnaround and related expenses. As a result, quarterly distributions, if any, will not be stable and will vary from quarter to quarter as a direct result of variations in, among other factors, (i) operating performance, (ii) cash flows caused by, among other things, fluctuations in the prices of crude oil and other feedstocks and the prices received for finished products, (iii) capital expenditures and (iv) cash reserves deemed necessary or appropriate by the board of directors of NTE LP’s general partner. Such variations in the amount of the quarterly distributions may be significant. The Company’s general partner has no incentive distribution rights.

On February 11, 2013, the Company declared a quarterly distribution of $1.27 per unit to common unitholders of record on February 21, 2013. This distribution of $116.7 million in aggregate is based on available cash generated during the three months ended December 31, 2012. On May 13, 2013, the Company declared a quarterly distribution of $1.23 per unit to common unitholders of record on May 23, 2013, payable on May 30, 2013. This distribution of approximately $113 million in aggregate is based on available cash generated during the three months ended March 31, 2013.

14. FAIR VALUE MEASUREMENTS

As defined in GAAP, fair value is the price that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP describes three approaches to measuring the fair value of assets and liabilities: the market approach, the income approach and the cost approach, each of which includes multiple valuation techniques. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to measure fair value by converting future amounts, such as cash flows or earnings, into a single present value amount using current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace the service capacity of an asset. This is often referred to as current replacement cost. The cost approach assumes that the fair value would not exceed what it would cost a market participant to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2013 and December 31, 2012:

	Balance at	Quoted prices in active markets	Significant other observable inputs	Unobservable inputs
(in millions)	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$172.3	$172.3	$—	$—
Other current assets
Derivative asset — current	0.4	—	0.4	—

	$172.7	$172.3	$0.4	$—

LIABILITIES
Derivative liability — current	$30.9	$—	$30.9	$—

	$30.9	$—	$30.9	$—

	Balance at	Quoted prices in active markets	Significant other observable inputs	Unobservable inputs
(in millions)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$272.9	$272.9	$—	$—
Other current assets
Derivative asset — current	2.1	—	2.1	—

	$275.0	$272.9	$2.1	$—

LIABILITIES
Derivative liability — current	$43.7	$—	$43.7	$—

	$43.7	$—	$43.7	$—

As of March 31, 2013 and December 31, 2013, the Company had no Level 3 fair value assets or liabilities. During the third quarter of 2012 and in conjunction with the NTE LP IPO, the Company terminated the contingent consideration arrangements (margin support and earn-out) with MPC and settled all outstanding assets and liabilities by paying MPC $40 million in cash and by NT Holdings issuing a $45 million perpetual payment in kind preferred interest in NT Holdings to MPC.

Prior to the settlement, the Company determined the fair value of its contingent consideration arrangements based on a probability-weighted income approach derived from financial performance estimates. The impacts of changes in the fair value of these arrangements were recorded in the statements of operations as contingent consideration (loss) income. During the three months ended March 31, 2012, the Company recorded a $65.7 million loss related to changes in the fair value of its contingent consideration arrangements. These contingent consideration arrangements were reported at fair value using Level 3 inputs due to such arrangements not having observable market prices. The fair value of the arrangements was determined based on a Monte Carlo simulation prepared by a third party service provider using management projections of future period EBITDA levels.

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

Assets not recorded at fair value on a recurring basis, such as property, plant and equipment, intangible assets and cost method investments, are recognized at fair value when they are impaired. During both the three months ended March 31, 2013 and 2012, there were no adjustments to the fair value of such assets.

The carrying value of debt, which is reported on the Company’s consolidated balance sheets, reflects the cash proceeds received upon its issuance, net of subsequent repayments. The fair value of the 2020 Secured Notes disclosed below was determined based on quoted prices in active markets (Level 1).

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
2020 Secured Notes	$275.0	$292.9	$275.0	$282.9

15. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in asset retirement obligations:

	Three Months Ended
(in millions)	March 31, 2013	March 31, 2012
Asset retirement obligation balance at beginning of period	$1.9	$1.5
Accretion expense	—	0.1

Asset retirement obligation balance at end of period	$1.9	$1.6

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

LTIP

Approximately 9.2 million NTE LP common units are reserved for issuance under the LTIP. The LTIP was created concurrent with NTE LP’s IPO and permits the award of unit options, restricted units, phantom units, unit appreciation rights and other awards that derive their value from the market price of NTE LP’s common units. As of March 31, 2013, 41,017 units had been granted under the LTIP, all of which were restricted units. The Company recognizes the expense on these restricted units ratably from the grant date until all units become unrestricted.

A summary of the LTIP unit activity is set forth below:

	Number of	Weighted	Weighted
	LTIP units	Average Grant	Average Term
	(in thousands)	Date Price	Until Maturity
Outstanding at December 31, 2012	6.1	$25.69	3.0
Awarded	34.9	28.72	3.0

Outstanding at March 31, 2013	41.0	$28.27	3.0

As of March 31, 2013 and December 31, 2012, the total unrecognized compensation cost for LTIP restricted units was $1.0 million and $0.2 million, respectively.

NT Investor Plan

The NT Investor Plan is an equity participation plan which provides for the award of profit interest units in NT Investors to certain employees and independent non-employee directors of NTE LLC. Approximately 29 million profit interest units in NT Investors were reserved for issuance under the plan. The exercise price for a profit interest unit shall not be less than 100% of the fair market value of NT Investors equity units on the date of grant. Profit interest units vest in annual installments over a period of five years after the date of grant and expire ten years after the date of grant. Upon NT Investors meeting certain thresholds of distributions from NTE LLC and NTE LP, profit interest unit vesting will accelerate. Continued employment in any subsidiary of NT Investors is a condition of vesting and, as such, compensation expense is recognized in the Company’s financial statements based upon the fair value of the award on the date of grant. This compensation expense is a non-cash expense of the Company. The NT Investor Plan awards are satisfied by cash distributions made to NT Holdings and will not dilute cash available for distribution to the unitholders of NTE LP.

In January 2013, upon completion of the Company’s secondary public offering of 10.7 million common units owned by NT Holdings, all outstanding and unvested profit interest units under the NT Investor Plan became immediately vested. As a result, the Company accelerated all remaining unrecognized expense related to this plan resulting in a non-cash expense of $5.3 million recorded during the three months ended March 31, 2013 related to this plan. This expense is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). No further awards are planned to be issued from the NT Investor Plan.

17. DEFINED BENEFIT PLANS

Cash Balance Plan

During 2011, the Company initiated a defined benefit cash balance pension plan (the “Cash Balance Plan”) for eligible employees. Company contributions are made to the cash account of the participants equal to 5.0% of eligible compensation. Participants’ cash accounts also receive interest credits each year based upon the average thirty-year United States Treasury bond rate published in September preceding the respective plan year. Participants become fully vested in their accounts after three years of service. The net periodic benefit cost related to the Cash Balance Plan for the three months ended March 31, 2013 and 2012 was $0.5 million and $0.4 million, respectively, related primarily to current period service costs.

Retiree Medical Plan

During 2012, the Company began to sponsor a plan to provide retirees with health care benefits prior to age 65 (the “Retiree Medical Plan”) for eligible employees. Eligible employees may participate in the Company’s health care benefits after retirement subject to cost-sharing features. To be eligible for the Retiree Medical Plan employees must have completed at least 10 years of service with the Company, inclusive of years of service with Marathon, and be between the ages of 55 and 65 years old. The net periodic benefit cost related to the Retiree Medical Plan for the three months ended March 31, 2013 was $0.2 million related primarily to current period and prior service costs.

18. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Three Months Ended
	March 31,	March 31,
(in millions)	2013	2012
Net cash from operating activities included:
Interest paid	$1.1	$1.1
Income taxes paid	0.4	—
Noncash investing and financing activities include:
Capital expenditures included in accounts payable	3.7	—

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

Environmental Matters

The Company is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At March 31, 2013 and December 31, 2012, liabilities for remediation totaled $2.0 million and $3.0 million, respectively. These liabilities are expected to be settled over at least the next 10 years. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Furthermore, environmental remediation costs may vary from estimates because of changes in laws, regulations and their interpretation; additional information on the extent and nature of site contamination; and improvements in technology. Receivables for recoverable costs from the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets, and others were $0.4 million and $0.3 million at March 31, 2013 and December 31, 2012, respectively.

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

•	Refining – operates the St. Paul Park, Minnesota refinery, terminal and related assets, and includes the Company’s interest in MPL and MPLI, and

•	Retail – operates 166 convenience stores primarily in Minnesota and Wisconsin. The retail segment also includes the operations of NTB and SAF.

Operating results for the Company’s operating segments are as follows:

(in millions)	Refining	Retail	Other	Total
Three months ended March 31, 2013
Revenues
Customer	$771.8	$343.2	$—	$1,115.0
Intersegment	246.8	—	—	246.8

Segment revenues	1,018.6	343.2	—	1,361.8
Elimination of intersegment revenues	—	—	(246.8)	(246.8)

Total revenues	$1,018.6	$343.2	$(246.8)	$1,115.0

Income (loss) from operations	$141.8	$0.6	$(10.5)	$131.9
Income from equity method investment	$3.4	$—	$—	$3.4
Depreciation and amortization	$6.7	$1.8	$0.1	$8.6
Capital expenditures	$26.5	$0.4	$—	$26.9

(in millions)	Refining	Retail	Other	Total
Three months ended March 31, 2012
Revenues
Customer	$654.5	$344.6	$—	$999.1
Intersegment	240.0	—	—	240.0

Segment revenues	894.5	344.6	—	1,239.1
Elimination of intersegment revenues	—	—	(240.0)	(240.0)

Total revenues	$894.5	$344.6	$(240.0)	$999.1

Income (loss) from operations	$78.7	$(0.4)	$(75.6)	$2.7
Income from equity method investment	$2.8	$—	$—	$2.8
Depreciation and amortization	$5.8	$1.8	$0.9	$8.5
Capital expenditures	$4.9	$0.3	$0.2	$5.4

Intersegment sales from the Refining segment to the Retail segment consist primarily of sales of refined products which are recorded based on contractual prices that are market-based. Revenues from external customers are nearly all in the United States.

Total assets by segment were as follows:

(in millions)	Refining	Retail	Corporate/Other	Total
At March 31, 2013	$789.6	$139.3	$194.3	$1,123.2

At December 31, 2012	$706.1	$134.7	$296.0	$1,136.8

Total assets for the refining and retail segments exclude all intercompany balances. All cash and cash equivalents are included as corporate/other assets. All property, plant and equipment are located in the United States.

22. SUBSEQUENT EVENTS

On May 6, 2013, NT Holdings completed a secondary public offering of 12,000,000 common units at a public offering price of $26.28 per common unit. The underwriters of the offering have the option to purchase up to an additional 1,800,000 common units from NT Holdings within 30 days after the closing on the same terms. This offering did not increase the total common units outstanding and the Company received no proceeds from this offering. All proceeds of this offering were received by NT Holdings.

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

Overview

We are an independent downstream energy company with refining, retail and pipeline operations that serve the PADD II region of the United States. We operate our assets in two business segments: the refining business and the retail business. For the three months ended March 31, 2013, we had total revenues of $1.1 billion, operating income of $131.9 million, net income of $119.4 million and Adjusted EBITDA of $156.6 million. A definition and reconciliation of Adjusted EBITDA to net income (loss) is included herein under the caption “Adjusted EBITDA.”

Refining Business

Our refining business primarily consists of an 81,500 barrels per calendar day, or 84,500 barrels per stream day, refinery located in St. Paul Park, Minnesota. Our refinery has an estimated complexity index of 11.5, which refers to a measure of a refinery’s ability to process lower cost crude oils into higher value light refined products. Our refinery’s complexity allows us to process a variety of light, heavy, sweet and sour crudes, many of which have historically priced at a discount to the NYMEX WTI price benchmark, meaning we can process lower cost crude oils into higher value refined products.

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

We also own various storage and transportation assets, including a light products terminal, a heavy products terminal, storage tanks, rail loading/unloading facilities and a Mississippi River dock. Beginning in December 2012, we initiated a crude oil transportation business in North Dakota to allow us to purchase crude oil at the wellhead in the Bakken Shale while limiting the impact of rising trucking costs for crude oil in North Dakota. Our refining business also includes our 17% interest in Minnesota Pipe Line Company, LLC (“MPL”), which owns and operates the Minnesota Pipeline, a 455,000 bpd crude oil pipeline system that transports crude oil (primarily from Western Canada and North Dakota) for approximately 300 miles from the Enbridge pipeline hub at Clearbrook, Minnesota to our refinery. The Minnesota Pipeline has historically transported the majority of the crude oil used and processed in our refinery.

Retail Business

As of March 31, 2013, our retail business operated 166 convenience stores under the SuperAmerica brand and also supported 73 franchised convenience stores, which are also operated under the SuperAmerica brand. These convenience stores are located primarily in Minnesota and Wisconsin and sell various grades of gasoline and diesel, tobacco products and other merchandise such as beverages, prepared food and a large variety of snacks and prepackaged items. Our refinery supplies substantially all of the gasoline and diesel sold in our company-operated and franchised convenience stores.

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

Consolidated Financial Data

	Three Months Ended,
	March 31,	March 31,
(in millions)	2013	2012
Revenue	$1,115.0	$999.1
Costs, expenses and other:
Cost of sales	879.5	839.8
Direct operating expenses	64.3	60.7
Turnaround and related expenses	9.7	3.5
Depreciation and amortization	8.6	8.5
Selling, general and administrative	25.5	20.3
Formation and offering costs	0.4	—
Contingent consideration loss	—	65.7
Other income, net	(4.9)	(2.1)

Operating income	131.9	2.7
Realized losses from derivative activities	(17.4)	(52.9)
Loss on early extinguishment of derivatives	—	(44.6)
Unrealized gains (losses) from derivative activities	11.2	(88.4)
Interest expense, net	(6.4)	(10.4)

Income (loss) before income taxes	119.3	(193.6)
Income tax benefit	0.1	—

Net income (loss)	$119.4	$(193.6)

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenue. Revenue for the three months ended March 31, 2013 was $1,115.0 million compared to $999.1 million for the three months ended March 31, 2012, an increase of 11.6%. Refining segment revenue increased 13.9% and retail segment revenue decreased 0.4% compared to the three months ended March 31, 2012. The refining segment benefited from a 7.5% increase in sales volumes of refined products versus the 2012 period due to higher refining throughput as well as higher crude oil sales in the 2013 period. Retail revenue was impacted by lower merchandise sales partially offset by slightly higher fuel sales volumes that increased 0.7% from the prior-year period. Excise taxes included in revenue totaled $70.8 million and $65.6 million for the three months ended March 31, 2013 and 2012, respectively.

Cost of sales. Cost of sales totaled $879.5 million for the three months ended March 31, 2013 compared to $839.8 million for the three months ended March 31, 2012, an increase of 4.7%, due primarily to higher refining throughput in the first quarter of 2013, partially offset by favorable crude differentials in the 2013 period. Excise taxes included in cost of sales were $70.8 million and $65.6 million for the three months ended March 31, 2013 and 2012, respectively.

Direct operating expenses. Direct operating expenses totaled $64.3 million for the three months ended March 31, 2013 compared to $60.7 million for the three months ended March 31, 2012, an increase of 5.9%, due primarily to higher operating expenses at our refinery caused by increased variable costs due to the higher throughput at the refinery, costs related to our new crude oil transportation business in North Dakota and an increase in maintenance activities in the first quarter of 2013.

Turnaround and related expenses. Turnaround and related expenses totaled $9.7 million for the three months ended March 31, 2013 compared to $3.5 million for the three months ended March 31, 2012, an increase of $6.2 million. The turnaround costs in the three months ended March 31, 2013 relate to the initial costs for a planned major plant turnaround in April 2013. The turnaround costs in the three months ended March 31, 2012 relate to a partial turnaround of the alkylation unit, which was completed in mid-May 2012.

Depreciation and amortization. Depreciation and amortization was $8.6 million for the three months ended March 31, 2013 compared to $8.5 million for the three months ended March 31, 2012, an increase of 1.2%. This increase was primarily due to depreciation of assets placed in service since March 31, 2012 primarily related to our refinery.

Selling, general and administrative expenses. Selling, general and administrative expenses were $25.5 million for the three months ended March 31, 2013 compared to $20.3 million for the three months ended March 31, 2012. This increase of $5.2 million from the prior year period relates primarily to a $5.3 million non-cash charge for equity compensation as a result of the accelerated vesting of our NT Investor Plan in the first quarter of 2013.

Formation and offering costs. Formation and offering costs for the three months ended March 31, 2013 were $0.4 million. All of the costs from the 2013 period are attributable to offering costs for sales of common units by Northern Tier Holdings LLC that did not meet the accounting requirements for deferral. There were no formation and offering costs in the 2012 period.

Contingent consideration loss. Contingent consideration loss was $65.7 million for the three months ended March 31, 2012. The contingent consideration loss relates to the margin support and earn-out agreements entered into with Marathon in connection with the Marathon Acquisition. The contingent consideration loss in the 2012 period relates to changes in the financial performance estimates as of March 31, 2012 for the then remaining period of performance. The margin support and earn-out agreements were settled during the third quarter of 2012 and, as such, there is no contingent consideration loss in the first quarter of 2013.

Other income, net. Other income, net was $4.9 million for the three months ended March 31, 2013 compared to $2.1 million for the three months ended March 31, 2012. This change is driven primarily by increases in equity income from our investment in MPL and $1.8 million of miscellaneous income related to a non-recurring settlement from an indemnification arrangement.

Gains (losses) from derivative activities. For the three months ended March 31, 2013, we had realized losses of $17.4 million related to settled contracts compared to $52.9 million in the prior-year period. Offsetting benefits related to these losses were recognized through improved operating margins. We had unrealized gains on outstanding derivatives of $11.2 million for the three months ended March 31, 2013 compared to $88.4 million of unrealized losses during the three months ended March 31, 2012. These derivatives were entered into to partially hedge the crack spreads for our refining business. In addition to these losses, during the three months ended March 31, 2012, we entered into arrangements to settle a portion of our then existing derivative instruments ahead of their respective expiration dates and incurred $44.6 million of realized losses related to these early extinguishments.

Interest expense, net. Interest expense, net was $6.4 million for the three months ended March 31, 2013 and $10.4 million for the three months ended March 31, 2012. These interest charges relate primarily to our outstanding senior secured notes as well as commitment fees and interest on the ABL facility and the amortization of deferred financing costs. The decrease from the prior-year quarter is primarily due to the reduced principal and interest rate inherent in our new senior secured notes entered into during the fourth quarter of 2012.

Income tax benefit. The income tax benefit for the three months ended March 31, 2013 was $0.1 million compared to less than $0.1 million for the three months ended March 31, 2012. Prior to July 31, 2012, we operated as a pass-through entity for federal tax purposes and, as such, only state taxes were recognized. Effective on July 31, 2012, our retail business became a tax paying entity for federal and state income taxes.

Net income. Our net income was $119.4 million for the three months ended March 31, 2013 compared to a loss of $193.6 million for the three months ended March 31, 2012. This improvement of $313.0 million was primarily attributable to a $63.1 million increase in operating income for our refining segment due to favorable refining gross margins and higher sales volumes in the first quarter of 2013, an improvement of $179.7 million related to derivatives losses and $65.7 million of contingent consideration loss occurring in the 2012 period.

Segment Financial Data

The segment financial data for the refining segment discussed below under “—Refining Segment” include intersegment sales of refined products to the retail segment. Similarly, the segment financial data for the retail segment discussed below under “—Retail Segment” contain intersegment purchases of refined products from the refining segment.

For purposes of presenting our consolidated results, such intersegment transactions are eliminated, as shown in the following tables.

	Three Months Ended March 31, 2013
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$771.8	$343.2	$—	$1,115.0
Intersegment sales	246.8	—	(246.8)	—

Segment revenue	$1,018.6	$343.2	$(246.8)	$1,115.0

Cost of sales:
Cost of sales	$820.3	$59.4	$(0.2)	$879.5
Intersegment purchases	—	246.8	(246.8)	—

Segment cost of sales	$820.3	$306.2	$(247.0)	$879.5

	Three Months Ended March 31, 2012
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$654.5	$344.6	$—	$999.1
Intersegment sales	240.0	—	(240.0)	—

Segment revenue	$894.5	$344.6	$(240.0)	$999.1

Cost of sales:
Cost of sales	$772.0	$67.8	$—	$839.8
Intersegment purchases	—	240.0	(240.0)	—

Segment cost of sales	$772.0	$307.8	$(240.0)	$839.8

Refining Segment

	Three Months Ended,
	March 31,	March 31,
(in millions)	2013	2012
Revenue	$1,018.6	$894.5
Costs, expenses and other:
Cost of sales	820.3	772.0
Direct operating expenses	37.6	31.3
Turnaround and related expenses	9.7	3.5
Depreciation and amortization	6.7	5.8
Selling, general and administrative	5.9	6.1
Other income, net	(3.4)	(2.9)

Operating income	$141.8	$78.7

Key Operating Statistics
Total refinery production (bpd) (1)	86,079	76,437
Total refinery throughput (bpd)	85,365	76,004
Refined products sold (bpd) (2)	84,694	77,923
Per barrel of throughput:
Refining gross product margin (3)	$25.81	$17.71
Direct operating expenses (4)	$4.89	$4.53
Per barrel of refined products sold:
Refining gross product margin (3)	$26.02	$17.28
Direct operating expenses (4)	$4.93	$4.41
Refinery product yields (bpd):
Gasoline	40,996	38,902
Distillate (5)	28,656	24,160
Asphalt	10,629	8,323
Other (6)	5,798	5,052

Total	86,079	76,437

Refinery throughput (bpd):
Crude oil	82,941	73,245
Other feedstocks (7)	2,424	2,759

Total	85,365	76,004

Market Statistics:
Crude Oil Average Pricing:
West Texas Intermediate ($/barrel)	$94.37	$103.05
PADD II / Group 3 Average Pricing:
Unleaded 87 Gasoline ($/barrel)	$118.16	$122.38
Ultra Low Sulfur Diesel ($/barrel)	$129.71	$131.28

(1)	Excludes fuel and coke on catalyst, which are used in our refining process. Also excludes purchased refined products.
(2)	Includes produced and purchased refined products, including ethanol and biodiesel.
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

(4)	Direct operating expenses per barrel is calculated by dividing direct operating expenses by the total barrels of throughput or total barrels of refined products sold for the respective periods presented. Direct operating expenses for the 2013 period include the cost of our oil transportation business, which initiated operations in December 2012.
(5)	Distillate includes diesel, jet fuel and kerosene.
(6)	Other refining products include propane, propylene, liquid sulfur, light cycle oil and No. 6 fuel oil, among others. None of these products, by itself, contributes significantly to overall refining product yields.
(7)	Other feedstocks include gas oil, natural gasoline, normal butane and isobutane, among others. None of these feedstocks, by itself, contributes significantly to overall refining throughput.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenue. Revenue for the three months ended March 31, 2013 was $1,018.6 million compared to $894.5 million for the three months ended March 31, 2012, an increase of 13.9%. This increase was primarily due to a 7.5% increase in sales volumes for refined products and higher sales of crude oil in the three months ended March 31, 2013. The higher refined product volumes in the first quarter of 2013 are primarily attributable to higher refining throughput. Excise taxes included in revenue were $68.7 million and $63.5 million for the three months ended March 31, 2013 and 2012, respectively.

Cost of sales. Cost of sales totaled $820.3 million for the three months ended March 31, 2013 compared to $772.0 million for the three months ended March 31, 2012, a 6.3% increase. This increase was primarily due to the 7.5% increase in sales volumes. Excise taxes included in cost of sales were $68.7 million and $63.5 million for the three months ended March 31, 2013 and 2012, respectively. Refining gross product margin per barrel of throughput was $25.81 for the three months ended March 31, 2013 compared to $17.71 for the three months ended March 31, 2012, an increase of $8.10, or 45.7%, which is primarily attributable to favorable market crack spreads and improved differentials per barrel for our crude costs and our gasoline and distillate pricing in the first quarter of 2013.

Direct operating expenses. Direct operating expenses totaled $37.6 million for the three months ended March 31, 2013 compared to $31.3 million for the three months ended March 31, 2012, a 20.1% increase. This increase was due primarily to by increased variable costs due to the higher throughput at the refinery, costs related to our new crude oil transportation business in North Dakota and an increase in maintenance activities in the first quarter of 2013.

Turnaround and related expenses. Turnaround and related expenses totaled $9.7 million for the three months ended March 31, 2013 compared to $3.5 million for the three months ended March 31, 2012, an increase of 6.2 million. The turnaround costs in the three months ended March 31, 2013 relate to the initial costs for a planned major plant turnaround in April 2013. The turnaround costs in the three months ended March 31, 2012 relate to a partial turnaround of the alkylation unit, which was completed in mid-May 2012.

Depreciation and amortization. Depreciation and amortization was $6.7 million for the three months ended March 31, 2013 compared to $5.8 million for the three months ended March 31, 2012, an increase of 15.5%. This increase was primarily due to increased assets placed in service as a result of our capital expenditures since March 31, 2012.

Selling, general and administrative expenses. Selling, general and administrative expenses were $5.9 million and $6.1 million for the three months ended March 31, 2013 and 2012, respectively, a decrease of 3.3%. This decrease was primarily due to lower employee compensation costs in the first quarter of 2013.

Other income, net. Other income, net was $3.4 million for the three months ended March 31, 2013 compared to $2.9 million for the three months ended March 31, 2012. This increase is driven primarily by an increase in equity income from our investment in MPL, which had increased tariff revenue during the first quarter of 2013 due to higher volumes on the pipeline.

Operating income. Income from operations was $141.8 million for the three months ended March 31, 2013 compared to $78.7 million for the three months ended March 31, 2012. This increase from the prior-year period is primarily due to favorable gross margins per throughput barrel in the first quarter of 2013 and higher throughput rates in the 2013 period, partially offset by higher turnaround and direct operating expenses.

Retail Segment

	Three Months Ended,
	March 31,	March 31,
(in millions)	2013	2012
Revenue	$343.2	$344.6
Costs, expenses and other:
Cost of sales	306.2	307.8
Direct operating expenses	28.3	29.4
Depreciation and amortization	1.8	1.8
Selling, general and administrative	6.3	6.0

Operating income (loss)	$0.6	$(0.4)

Operating data:
Company-owned stores:
Fuel gallons sold (in millions)	74.6	74.1
Fuel margin per gallon (1)	$0.16	$0.18
Merchandise sales (in millions)	$75.8	$78.8
Merchandise margin % (2)	27.3%	25.8%
Number of stores at period end	166	166
Market Statistics:
PADD II gasoline prices ($/gallon)	$3.55	$3.58

(1)	Retail fuel margin per gallon is calculated by dividing retail fuel gross margin by the fuel gallons sold at company-operated stores. Retail fuel gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our retail performance. Our calculation of retail fuel gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. See “Other Non-GAAP Performance Measures” below.
(2)	Merchandise margin is expressed as a percentage of merchandise sales and is calculated by subtracting costs of merchandise from merchandise sales for company-operated stores. Merchandise margin is a non-GAAP performance measure that we believe is important to investors in evaluating our retail performance. Our calculation of merchandise margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. See “Other Non-GAAP Performance Measures” below.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenue. Revenue for the three months ended March 31, 2013 was $343.2 million compared to $344.6 million for the three months ended March 31, 2012, a decrease of 0.4%. This decrease was primarily due to lower merchandise sales partially offset by slightly higher fuel sales volumes that increased 0.7% from the prior-year period . Excise taxes included in revenue were $2.1 million for both the three months ended March 31, 2013 and 2012.

Cost of sales. Cost of sales totaled $306.2 million for the three months ended March 31, 2013 and $307.8 million for the three months ended March 31, 2012, a decrease of 0.5% primarily due to lower merchandise sales partially offset by slightly higher fuel sales volumes. Excise taxes included in cost of sales were $2.1 million for both the three months ended March 31, 2013 and 2012. For company-operated stores, retail fuel margin per gallon was $0.16 and $0.18 for the three months ended March 31, 2013 and 2012, respectively.

Direct operating expenses. Direct operating expenses totaled $28.3 million for the three months ended March 31, 2013 compared to $29.4 million for the three months ended March 31, 2012, a decrease of 3.7% from the 2012 period due to reductions in convenience store operating costs as a result of focused cost controls in our retail stores.

Depreciation and amortization. Depreciation and amortization was consistent at $1.8 million for both the three months ended March 31, 2013 and 2012.

Selling, general and administrative expenses. Selling, general and administrative expenses were $6.3 million and $6.0 million for the three months ended March 31, 2013 and 2012, respectively, which represents an increase of $0.3 million from the 2012 period. This increase primarily relates to higher shared service costs allocated to the retail segment in the 2013 period.

Operating income. Operating income was $0.6 million for the three months ended March 31, 2013 compared to an operating loss of $0.4 million for the three months ended March 31, 2012, an improvement of $1.0 million. This improvement is primarily attributable to lower operating expenses in the 2013 period.

Adjusted EBITDA

Our management uses Adjusted EBITDA as a measure of operating performance to assist in comparing performance from period to period on a consistent basis and to readily view operating trends, as a measure for planning and forecasting overall expectations and for evaluating actual results against such expectations, and in communications with the board of directors of our general partner, creditors, analysts and investors concerning our financial performance. We also believe Adjusted EBITDA may be used by some investors to assess the ability of our assets to generate sufficient cash flow to make distributions to our unitholders. The Amended ABL Facility and other contractual obligations also include similar measures as a basis for certain covenants under those agreements which may differ from the Adjusted EBITDA definition described below.

Adjusted EBITDA is not a presentation made in accordance with GAAP and our computation of Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing the 2020 Secured Notes, the Amended ABL Facility, earn-out, margin support and management services. Adjusted EBITDA should not be considered as an alternative to operating income or net income (loss) as measures of operating performance. In addition, Adjusted EBITDA is not presented as and should not be considered an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before turnaround and related expenses, equity-based compensation expense, gains (losses) from derivative activities, contingent consideration, formation and offering costs and adjustments to reflect proportionate EBITDA from the Minnesota Pipeline operations. Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

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

The following tables reconcile net income (loss) as reflected in the results of operations tables and segment footnote disclosures to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31, 2013
(in millions)	Refining	Retail	Other	Total
Net income (loss)	$141.8	$0.6	$(23.0)	$119.4
Adjustments:
Interest expense	—	—	6.4	6.4
Income tax benefit	—	—	(0.1)	(0.1)
Depreciation and amortization	6.7	1.8	0.1	8.6

EBITDA subtotal	148.5	2.4	(16.6)	134.3
Minnesota Pipe Line proportionate EBITDA	0.7	—	—	0.7
Turnaround and related expenses	9.7	—	—	9.7
Equity-based compensation expense	—	—	5.3	5.3
Unrealized gains on derivative activities	—	—	(11.2)	(11.2)
Formation and offering costs	—	—	0.4	0.4
Realized losses on derivative activities	—	—	17.4	17.4

Adjusted EBITDA	$158.9	$2.4	$(4.7)	$156.6

	Three Months Ended March 31, 2012
(in millions)	Refining	Retail	Other	Total
Net income (loss)	$78.7	$(0.4)	$(271.9)	$(193.6)
Adjustments:
Interest expense	—	—	10.4	10.4
Depreciation and amortization	5.8	1.8	0.9	8.5

EBITDA subtotal	84.5	1.4	(260.6)	(174.7)
Minnesota Pipe Line proportionate EBITDA	0.7	—	—	0.7
Turnaround and related expenses	3.5	—	—	3.5
Equity-based compensation expense	—	—	0.4	0.4
Unrealized losses on derivative activities	—	—	88.4	88.4
Contingent consideration income	—	—	65.7	65.7
Loss on early extinguishment of derivatives	—	—	44.6	44.6
Realized losses on derivative activities	—	—	52.9	52.9

Adjusted EBITDA	$88.7	$1.4	$(8.6)	$81.5

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

The following table shows the reconciliation of refining gross product margin to refining revenue for the three months ended March 31, 2013 and 2012:

	Three Months Ended,
	March 31,	March 31,
(in millions)	2013	2012
Refining revenue	$1,018.6	$894.5
Refining cost of sales	820.3	772.0

Refining gross product margin	$198.3	$122.5

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

The following table shows the reconciliation of retail gross margin to retail segment operating income for the three months ended March 31, 2013 and 2012:

	Three Months Ended,
	March 31,	March 31,
(in millions)	2013	2012
Retail gross margin:
Fuel margin	$11.9	$13.3
Merchandise margin	20.7	20.3
Other margin	4.4	3.2

Retail gross margin	37.0	36.8
Expenses:
Direct operating expenses	28.3	29.4
Depreciation and amortization	1.8	1.8
Selling, general and administrative	6.3	6.0

Retail segment operating income (loss)	$0.6	$(0.4)

Liquidity and Capital Resources

Our primary sources of liquidity have traditionally been cash generated from our operating activities and the borrowing availability under our Amended ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing and selling sufficient quantities of refined products and merchandise at margins sufficient to cover fixed and variable expenses. Part of our long-term strategy is to increase cash available for distribution to our unitholders by making strategic acquisitions. Our ability to make these acquisitions in the future will depend largely on the availability of debt financing and on our ability to periodically use equity financing through the issuance of new common units. Future financing will depend on various factors, including prevailing market conditions, interest rates and our financial condition and credit rating.

As of March 31, 2013, we had $275 million of outstanding aggregate principal of our 7.125% senior secured notes due 2020 and had no outstanding balance under our Amended ABL Facility. As of March 31, 2013, the borrowing base under the Amended ABL Facility was $237.4 million and availability under the Amended ABL Facility was $200.7 million (which is net of $36.7 million in outstanding letters of credit).

Based on current and anticipated levels of operations and conditions in our industry and markets, we believe that cash on hand, together with cash flows from operations and borrowings available to us under our revolving credit facility, will be adequate to meet our ordinary course working capital, capital expenditure, debt service and other cash requirements for at least the next twelve months.

We may use a variety of hedging instruments to enhance the stability of our cash flows. In general, we attempt to hedge risks related to the variability of our future cash flow and profitability resulting from changes in applicable commodity prices or interest rates so that we can maintain cash flows sufficient to meet debt service, required capital expenditures and similar requirements. During the first quarter of 2012, we agreed to settle a portion of our existing derivative instruments ahead of their respective expiration dates and recognized a $44.6 million loss related to the early extinguishment. In addition, during the second quarter of 2012, we reset the price of our contracts for the period of July 2012 through December 2012 and recognized a loss of approximately $92.2 million. We used $92 million of the net proceeds of the IPO to settle a portion of these obligations relating to the early extinguishment and price reset. The remaining obligation will be settled via monthly payments continuing through January 2014. As of March 31, 2013, $22.6 million of the remaining liability related to these actions is included in current liabilities with the final amount to be paid in January 2014.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Three Months Ended,
	March 31,	March 31,
(in millions)	2013	2012
Net cash provided by (used in) operating activities	$41.5	$(54.8)
Net cash used in investing activities	(25.4)	(4.6)
Net cash used in financing activities	(116.7)	—

Net decrease in cash and cash equivalents	(100.6)	(59.4)
Cash and cash equivalents at beginning of period	272.9	123.5

Cash and cash equivalents at end of period	$172.3	$64.1

Net Cash Provided By (Used In) Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2013 was $41.5 million. The most significant providers of cash were our operating income ($131.9 million) adjusted for non-cash adjustments, such as depreciation and amortization expense ($8.6 million). Offsetting these impacts were realized losses from derivative activities ($17.4 million), increases in inventories primarily in anticipation of our refinery turnaround during April 2013($55.4 million) and increases in other working capital ($25.8 million).

Net cash used in operating activities for the three months ended March 31, 2012 was $54.8 million. The most significant providers of cash were operating income ($2.7 million) adjusted for non-cash adjustments, such as depreciation and amortization ($8.5 million), the loss on early extinguishment of derivatives ($44.6 million) and contingent consideration loss ($65.7 million). Offsetting these impacts were realized losses from derivative activities ($52.9 million), increases in accounts receivable ($45.0 million) and decreases in accounts payable and accrued expenses ($23.5 million).

Net Cash Used In Investing Activities. Net cash used in investing activities for the three months ended March 31, 2013 was $25.4 million, relating primarily to capital expenditures of $26.9 million.

Net cash used in investing activities for the three months ended March 31, 2012 was $4.6 million, relating primarily to capital expenditures ($5.4 million).

Net Cash Used In Financing Activities. Net cash used in financing activities for the three months ended March 31, 2013 was $116.7 million, representing our distribution to unitholders in the first quarter of 2013 for cash generated by us during our fourth quarter of 2012.

Working Capital

Working capital at March 31, 2013 was $238.3 million, consisting of $569.0 million in total current assets and $330.7 million in total current liabilities.

Capital Spending

Capital spending was $26.9 million for the three months ended March 31, 2013, which included approximately $18 million of discretionary capital spending for expansion projects to improve our refinery capacity and light product yield. The maintenance capital spending of approximately $9 million for the three months ended March 31, 2013 related primarily to safety related enhancements, facility improvements and meeting regulatory requirements at the refinery.

We currently expect to spend approximately $50 to $60 million for non-discretionary capital projects in 2013, including approximately $20 to $30 million to upgrade our waste water treatment facility. The remaining non-discretionary projects relate to the ongoing replacement spending also referred to as maintenance capital. We also expect to spend approximately $35 to $45 million on discretionary projects which we estimate will have a payback of less than eighteen months.

Distribution Policy

NTE LP expects within 60 days after the end of each quarter, to make cash distributions to unitholders of record on the applicable record date. Distributions will be equal to the amount of available cash that we generate in such quarter. Available cash for each quarter will generally equal our cash flow from operations for the quarter excluding working capital changes, less cash required for maintenance capital expenditures, reimbursement of expenses incurred by our general partner and its affiliates, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of NTE LP’s general partner deems necessary or appropriate, including reserves for our turnaround and related expenses. The amount of our quarterly distributions, if any, will vary based on our operating cash flow during such quarter. As a result, our quarterly distributions, if any, will not be stable and will vary from quarter to quarter as a direct result of variations in, among other factors, (i) our operating performance, (ii) cash flows caused by, among other things, fluctuations in the prices of crude oil and other feedstocks and the prices we receive for finished products, (iii) capital expenditures and (iv) cash reserves deemed necessary or appropriate by the board of directors of our general partner. Such variations in the amount of our quarterly distributions may be significant. Unlike most publicly traded partnerships, we do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. The board of directors of our general partner may change the foregoing distribution policy at any time. Our partnership agreement does not require us to pay distributions to our unitholders on a quarterly or other basis.

On February 11, 2013, NTE LP declared a quarterly distribution of $1.27 per unit to common unitholders of record on February 21, 2013. This distribution of $116.7 million in aggregate is based on available cash generated during the fourth quarter of 2012.

On May 13, 2013, NTE LP declared a quarterly distribution of $1.23 per unit to common unitholders of record on May 21, 2013. This distribution of approximately $113 million in aggregate is based on available cash generated during the first quarter of 2013.

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

Commodity Price Risk

As a refiner of petroleum products, we have exposure to market pricing for products sold in the future. In order to realize value from our processing capacity, we must achieve a positive spread between the cost of raw materials and the value of finished products (i.e., refining gross product margin or crack spread). The physical commodities that comprise our raw materials and finished goods are typically bought and sold at a spot or index price that can be highly variable. The timing, direction and overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in our average refining gross product margin, based on our average refining throughput for the three months ended March 31, 2013 of 85,365 bpd, would result in a change of $31.2 million in our overall annual gross margin.

The prices of crude oil, refined products and other commodities are subject to fluctuations in response to changes in supply, demand, market uncertainty and a variety of additional factors that are beyond our control. We monitor these risks and, where appropriate under our hedging policy, we may seek to reduce the volatility of our cash flows by hedging an operationally reasonable volume of our gasoline and diesel. We may enter into hedging transactions designed to mitigate the impact of commodity price fluctuations on our business by locking in or fixing a percentage of the anticipated or planned gross margin in future periods. We will not enter into financial instruments for purposes of speculating on commodity prices. However, we may execute derivative financial instruments pursuant to our hedging policy that are not considered to be hedges within the applicable accounting guidelines.

In addition, the crude oil supply and logistics agreement with J.P. Morgan Commodities Canada Corporation (“JPM CCC”) allows us to take title to, and price, our crude oil at the refinery, as opposed to the crude oil origination point, reducing the time we are exposed to market fluctuations before the finished refined products are sold. Furthermore, this agreement enables us to mitigate potential working capital fluctuations related to crude oil price volatility.

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

Commodities Price and Basis Risk Management Activities

We have entered into hedge agreements that govern all cash-settled commodity transactions that we enter into with J. Aron & Company and Macquarie Bank Limited for the purpose of managing our risk with respect to the crack spread created by the purchase of crude oil for future delivery and the sale of refined petroleum products, including gasoline, diesel, jet fuel and heating fuel, for future delivery. Under the agreements, as market conditions permit, we have the capacity to hedge our crack spread risk with respect to significant percentages of the refinery’s projected monthly production of some or all of these refined products. As of March 31, 2013, we have hedged approximately four million barrels of future gasoline and diesel production under commodity derivatives contracts that are either exchange-traded contracts in the form of futures contracts or over-the-counter contracts in the form of commodity price swaps that reference benchmark indices such as NYMEX or U.S. Gulf Coast.

Our open positions at March 31, 2013 will expire at various times during 2013. Based on our open positions of four million barrels, a $1.00 per barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and our net income (loss) by approximately $4 million.

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

Interest Rate Risk

As of March 31, 2013, the availability under the Amended ABL Facility was $200.7 million. This availability is net of $36.7 million in outstanding letters of credit. We had no borrowings under the Amended ABL Facility at March 31, 2013. Borrowings under the Amended ABL Facility bear interest, at our option, at either (a) an alternative base rate, plus an applicable margin (ranging between 1.00% and 1.50%) or (b) a LIBOR rate plus applicable margin (ranging between 2.00% and 2.50%). The alternate base rate is the greater of (a) the prime rate, (b) the Federal Funds Effective rate plus 50 basis points, or (c) the one-month LIBOR rate plus 100 basis points and a spread of up to 225 basis points based upon percentage utilization of this facility. In addition to paying interest on outstanding borrowings, we are also required to pay an annual commitment fee ranging from 0.375% to 0.500% and letter of credit fees. See Note 12 – “Debt,” to the unaudited consolidated financial statements included herein.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), NTE LP has evaluated, under the supervision and with the participation of their respective management, including its principal executive officers and principal financial officers, the effectiveness of the design and operation of their disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by NTE LP in reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including their principal executive officers and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, NTE LP’s principal executive officers and principal financial officers have concluded that the disclosure controls and procedures were effective as of March 31, 2013 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting for NTE LP (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, NTE LP’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in Item 1A of our 2012 Annual Report on Form 10-K, which risks could materially affect our business, financial condition or future results. There has been no material change in our risk factors from those described in the Prospectus. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Northern Tier Energy LP

Date May 14, 2013	By:	/s/ Hank Kuchta
Hank Kuchta
Chief Executive Officer and Director
(Principal Executive Officer and Duly Authorized Officer)

Date May 14, 2013	By:	/s/ David Bonczek
David Bonczek
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Certificate of Limited Partnership of Northern Tier Energy LP (Incorporated by reference to Exhibit 3.1 of Amendment No. 4 to Northern Tier Energy LP’s Registration Statement on Form S-1 (File No. 333-178457) filed on July 18, 2012).

3.2*	First Amended and Restated Agreement of Limited Partnership of Northern Tier Energy LP, dated July 31, 2012 (Incorporated by reference to Exhibit 3.1 of Northern Tier Energy LP’s Current Report on Form 8-K filed on August 2, 2012).

4.1*	Amended and Restated Registration Rights Agreement, dated July 31, 2012, by and among TPG Refining, L.P., ACON Refining Partners, L.L.C., NTI Management Company, L.P., NTR Partners LLC, NTR Partners II LLC, Northern Tier Investors, LLC, Northern Tier Holdings LLC and Northern Tier Energy LP (Incorporated by reference to Exhibit 4.1 of Northern Tier Energy LP’s Current Report on Form 8-K filed on August 2, 2012).

4.2*	Indenture, dated as of November 8, 2012, by and among Northern Tier Energy LLC, Northern Tier Finance Corporation, Northern Tier Energy LP, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 4.1 of Northern Tier Energy LLC’s Current Report on Form 8-K dated November 8, 2012).

4.3*	Supplemental Indenture, dated as of November 2, 2012 by and among Northern Tier Energy LLC, Northern Tier Finance Corporation, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of Northern Tier Energy LLC’s Current Report on Form 8-K filed on November 5, 2012).

10.1*	Settlement Agreement and Release dated May 4, 2012, by and between Marathon Petroleum Company LP and Northern Tier Energy LLC (Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Northern Tier Energy LP’s Registration Statement on Form S-1 (File No. 333-178457) filed on May 4, 2012).

10.2*	First Amendment to the Credit Agreement, dated as of July 17, 2012, by and among the financial institutions party thereto, as the lenders, J.P. Morgan Chase Bank, N.A., as administrative agent and collateral agent, Bank of America, N.A., as syndication agent, and Macquarie Capital (USA) Inc. and SunTrust Bank, as co-documentation agents, and Northern Tier Energy LLC and certain subsidiaries of Northern Tier Energy LLC party thereto (Incorporated by reference to Exhibit 10.13 to Amendment No. 6 to Northern Tier Energy LP’s Registration Statement on Form S-1 (File No. 333-178457) filed on July 18, 2012).

10.3*	Transaction Agreement, dated July 25, 2012, by and among Northern Tier Holdings LLC, Northern Tier Energy GP LLC, Northern Tier Energy LLC, Northern Tier Energy Holdings LLC, Northern Tier Retail Holdings LLC and Northern Tier Energy LP (Incorporated by reference to Exhibit 10.1 to Northern Tier Energy LP’s Current Report on Form 8-K filed on July 30, 2012).

10.4*	Northern Tier Energy LP 2012 Long-Term Incentive Plan (Incorporated by reference to Northern Tier Energy LP’s Current Report on Form 8-K filed on July 30, 2012).

31.1	Certification of Hank Kuchta, Chief Executive Officer of Northern Tier Energy LP.

31.2	Certification of David Bonczek, Chief Financial Officer of Northern Tier Energy LP.

32.1**	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of Hank Kuchta, Chief Executive Officer.

32.2**	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) of David Bonczek, Chief Financial Officer.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed.
**	Furnished, not filed.