Form 10-Q
period 2013-09-30
Northern Tier Energy LP
filed 2013-11-12
CIK 1533454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

As of November 12, 2013, Northern Tier Energy LP had 92,100,053 common units outstanding.

NORTHERN TIER ENERGY LP

FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q (this “Report”) may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	the overall demand for hydrocarbon products, fuels and other refined products;

•	our ability to produce products and fuels that meet our customers’ unique and precise specifications;

•	the impact of fluctuations and rapid increases or decreases in crude oil, refined products, fuel and utility services prices, renewable fuel credits and crack spreads, including the impact of these factors on our liquidity;

•	fluctuations in refinery capacity;

•	accidents or other unscheduled shutdowns or disruptions affecting our refinery, machinery, or equipment, or those of our suppliers or customers;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	the results of our hedging and other risk management activities;

•	our ability to comply with covenants contained in our debt instruments;

•	labor relations;

•	relationships with our partners and franchisees;

•	successful integration and future performance of acquired assets, businesses or third-party product supply and processing relationships;

•	our access to capital in order to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;

•	currently unknown liabilities in connection with the Marathon Acquisition (as defined herein);

•	environmental liabilities or events that are not covered by an indemnity, insurance or existing reserves;

•	dependence on one principal supplier for retail merchandise;

•	maintenance of our credit ratings and ability to receive open credit lines from our suppliers;

•	the effects of competition;

•	continued creditworthiness of, and performance by, counterparties;

•	the impact of current and future laws, rulings and governmental regulations;

•	shortages or cost increases of power supplies, natural gas, materials or labor;

•	weather interference with business operations;

•	seasonal trends in the industries in which we operate;

•	fluctuations in the debt markets;

•	potential product liability claims and other litigation;

•	changes in economic conditions, generally, and in the markets we serve, consumer behavior, and travel and tourism trends; and

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHERN TIER ENERGY LP

CONSOLIDATED BALANCE SHEETS

(in millions, except unit data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$126.7	$272.9
Receivables, less allowance for doubtful accounts	154.7	129.3
Inventories	171.4	162.4
Other current assets	28.9	34.9

Total current assets	481.7	599.5
NON-CURRENT ASSETS
Equity method investment	86.5	87.5
Property, plant and equipment, net	435.7	386.0
Intangible assets	35.4	35.4
Other assets	27.2	28.4

Total Assets	$1,066.5	$1,136.8

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$302.6	$230.4
Accrued liabilities	52.3	77.4
Derivative liability	3.0	43.7

Total current liabilities	357.9	351.5
NON-CURRENT LIABILITIES
Long-term debt	275.0	275.0
Lease financing obligation	7.3	7.5
Other liabilities	18.2	19.0

Total liabilities	658.4	653.0

Commitments and contingencies
EQUITY
Accumulated other comprehensive loss	(2.3)	(2.5)
Partners’ capital (92,086,053 and 91,921,112 units issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	410.4	486.3

Total equity	408.1	483.8

Total Liabilities and Equity	$1,066.5	$1,136.8

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except unit and per unit data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
REVENUE (a)	$1,440.9	$1,263.5	$3,687.1	$3,417.8
COSTS, EXPENSES AND OTHER
Cost of sales (a)	1,308.8	929.2	3,153.3	2,594.0
Direct operating expenses	69.5	66.9	195.9	189.1
Turnaround and related expenses	12.2	2.1	49.2	17.1
Depreciation and amortization	9.8	8.3	27.8	24.6
Selling, general and administrative	17.8	22.0	64.2	67.1
Formation and offering costs	0.6	—	1.5	1.0
Contingent consideration loss	—	38.5	—	104.3
Other income, net	(5.1)	(2.9)	(11.6)	(6.2)

OPERATING INCOME	27.3	199.4	206.8	426.8
Realized gains (losses) from derivative activities	0.8	(44.7)	(19.7)	(165.0)
Loss on early extinguishment of derivatives	—	—	—	(136.8)
Unrealized gains (losses) from derivative activities	6.8	(70.3)	46.7	32.6
Interest expense, net	(6.3)	(15.6)	(19.0)	(36.7)

INCOME BEFORE INCOME TAXES	28.6	68.8	214.8	120.9
Income tax provision	(1.4)	(7.7)	(4.3)	(7.8)

NET INCOME	27.2	61.1	210.5	113.1

Other comprehensive income, net of tax	0.1	—	0.2	—

COMPREHENSIVE INCOME	$27.3	$61.1	$210.7	$113.1

EARNINGS PER UNIT INFORMATION:
Net Income		$61.1		$113.1
Net Income prior to initial public offering on July 31, 2012		(18.7)		(70.7)

Net Income subsequent to initial public offering on July 31, 2012		$42.4		$42.4

BASIC:
Weighted average number of units outstanding	91,915,000	91,915,000	91,915,000	91,915,000
Earnings per common unit	$0.30	$0.46	$2.29	$0.46
DILUTED:
Weighted average number of units outstanding	91,921,616	91,915,000	91,930,721	91,915,000
Earnings per common unit	$0.30	$0.46	$2.29	$0.46
SUPPLEMENTAL INFORMATION:
(a) Excise taxes included in revenue and cost of sales	$91.8	$78.2	$233.7	$215.0

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	Nine Months Ended
Increase (decrease) in cash	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$210.5	$113.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27.8	24.6
Non-cash interest expense	1.8	8.1
Equity-based compensation expense	6.4	1.4
Deferred income taxes	—	7.7
Contingent consideration loss	—	104.3
Unrealized gains from derivative activities	(46.7)	(32.6)
Loss on early extinguishment of derivatives	—	136.8
Changes in assets and liabilities, net:
Accounts receivable	(25.4)	(52.7)
Inventories	(9.0)	(2.1)
Other current assets	12.0	9.2
Accounts payable and accrued expenses	47.3	(136.4)
Other, net	(2.1)	(6.6)

Net cash provided by operating activities	222.6	174.8

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(76.9)	(13.3)
Return of capital from investments	0.9	1.3

Net cash used in investing activities	(76.0)	(12.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of senior secured notes	—	(29.0)
Proceeds from IPO, net of direct costs of issuance	—	230.4
Equity distributions	(292.8)	(164.2)

Net cash (used in) provided by financing activities	(292.8)	37.2

CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(146.2)	200.0
Cash and cash equivalents at beginning of period	272.9	123.5

Cash and cash equivalents at end of period	$126.7	$323.5

The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Northern Tier Energy LP (“NTE LP” or the “Company”) is an independent downstream energy company with refining, retail and pipeline operations that serve the Petroleum Administration for Defense District II (“PADD II”) region of the United States. NTE LP holds 100% of the membership interest in Northern Tier Energy LLC (“NTE LLC”) and was organized in such a way as to be treated as a master limited partnership (“MLP”) for tax purposes. NTE LLC was a wholly-owned subsidiary of Northern Tier Holdings LLC (“NT Holdings”) until July 31, 2012. On July 31, 2012, NT Holdings contributed all of its membership interests in NTE LLC to NTE LP in connection with the closing of the underwritten initial public offering of NTE LP (the “IPO,” see Note 3). NT Holdings is a wholly-owned subsidiary of Northern Tier Investors LLC (“NT Investors”). NT Investors, NT Holdings and NTE LLC were formed by ACON Refining Partners L.L.C., TPG Refining L.P. and certain members of management (collectively, the “Investors”) during 2010. The St. Paul Park Refinery and Retail Marketing Business were formerly owned and operated by subsidiaries of Marathon Oil Corporation (“Marathon Oil”). These subsidiaries, Marathon Petroleum Company, LP (“MPC LP”), Speedway LLC (“Speedway”) and MPL Investments LLC, are together referred to as “MPC” or “Marathon” and are now subsidiaries of Marathon Petroleum Corporation (“Marathon Petroleum”). Marathon Petroleum was a wholly-owned subsidiary of Marathon Oil until June 30, 2011. Effective December 1, 2010, NTE LLC acquired the business from Marathon for approximately $608 million (the “Marathon Acquisition,” see Note 5).

NTE LP includes the operations of NTE LLC, St. Paul Park Refining Co. LLC (“SPPR”), Northern Tier Retail Holdings LLC (“NTRH”) and Northern Tier Oil Transport LLC (“NTOT”). NTRH is the parent company of Northern Tier Retail LLC (“NTR”) and Northern Tier Bakery LLC (“NTB”). NTR is the parent company of SuperAmerica Franchising LLC (“SAF”). In connection with the IPO (see Note 3), NTE LLC contributed all of its membership interests in NTR, NTB and SAF to NTRH in exchange for all of the membership interests in NTRH. Effective August 1, 2012, NTRH elected to be treated as a corporation for income tax purposes in order to preserve the MLP tax status of NTE LP. SPPR has a 17% interest in MPL Investments Inc. (“MPLI”) and a 17% interest in Minnesota Pipe Line Company, LLC (“MPL”). MPLI owns 100% of the preferred interest in MPL which owns and operates a 455,000 barrel per day (“bpd”) crude oil pipeline in Minnesota (see Note 2). NTOT is a crude oil trucking business in North Dakota that collects crude oil directly from wellheads in the Bakken Shale and transports it to regional pipeline and rail facilities.

As of September 30, 2013, SPPR, which is located in St. Paul Park, Minnesota, has total crude oil throughput capacity of 89,500 barrels per calendar day. Refining operations include crude fractionation, catalytic cracking, hydrotreating, reforming, alkylation, sulfur recovery and a hydrogen plant. The refinery processes predominately North Dakota and Canadian crude oils into products such as gasoline, diesel, jet fuel, kerosene, asphalt, propane, propylene and sulfur. The refined products are sold to markets primarily located in the Upper Great Plains of the United States.

As of September 30, 2013, NTR operates 163 convenience stores under the SuperAmerica brand and SAF supports 74 franchised stores which also utilize the SuperAmerica brand. These 237 SuperAmerica stores are primarily located in Minnesota and Wisconsin and sell gasoline, merchandise, and in some locations, diesel fuel. There is a wide range of merchandise sold at the stores including prepared foods, beverages and non-food items. The merchandise sold includes a significant number of proprietary items.

NTB prepares and distributes food products under the SuperMom’s Bakery brand primarily to SuperAmerica branded retail outlets.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods reported have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other period.

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

MPLI owns all of the preferred membership units of MPL. This investment in MPLI, which provides the Company no significant influence over MPLI, is accounted for as a cost method investment. The investment in MPLI is carried at a cost of $6.8 million as of September 30, 2013 and $6.9 million as of December 31, 2012 and is included in other noncurrent assets within the consolidated balance sheets.

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

Derivative Financial Instruments

The Company is exposed to earnings and cash flow volatility based on the timing and change in refined product prices and crude oil prices. To manage these risks, the Company may use derivative instruments associated with the purchase or sale of crude oil and refined products. Crack spread future and swap contracts are used to hedge the volatility of refining margins. The Company also may use futures contracts to manage price risks associated with inventory quantities above or below target levels. The Company does not enter into derivative contracts for speculative purposes. All derivative instruments are recorded in the consolidated balance sheet at fair value and are classified depending on the maturity date of the underlying contracts. Changes in the fair value of its contracts are accounted for by marking them to market and recognizing any resulting gains or losses in its statements of operations. These gains and losses are reported as operating activities within the consolidated statements of cash flows.

Excise Taxes

The Company is required by various governmental authorities, including federal and state, to collect and remit taxes on certain products. Such taxes are presented on a gross basis in revenue and cost of sales in the consolidated statements of operations. These taxes totaled $91.8 million and $78.2 million for the three months ended September 30, 2013 and 2012, respectively, and $233.7 million and $215.0 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Upon completion of the Marathon Acquisition, the Company entered into a management services agreement with the Investors pursuant to which they provided the Company with ongoing management, advisory and consulting services. This management services agreement was terminated in conjunction with the IPO of NTE LP as of July 31, 2012. While this agreement was in effect, the Investors also received quarterly management fees equal to 1% of the Company’s “Adjusted EBITDA” (as defined in the agreement) for the previous quarter (subject to a minimum annual fee of $2 million), as well as reimbursements for out-of pocket expenses incurred by them in connection with providing such management services. The Company recognized management fees relating to these services of $0.3 million and $2.5 million for the three and nine months ended September 30, 2012, respectively. As a result of the IPO, the Company was required to pay the Investors a specified success fee of $7.5 million that is a part of the IPO offering expenses discussed in Note 3.

5. MARATHON ACQUISITION

As previously described in Note 1, effective December 1, 2010, the Company acquired the business from MPC for $608 million. The Marathon Acquisition was accounted for by the purchase method of accounting for business combinations. Included in this amount was the estimated fair value of earn-out payments of $54 million as of the acquisition date. Of the remainder of the $608 million purchase price, $361 million was paid in cash as of December 31, 2010 and $80 million was satisfied by issuing MPC a perpetual payment in kind preferred interest in NT Holdings. The residual purchase price of $113 million (excluding the contingent earn-out consideration) was paid during the three months ended March 31, 2011. Upon the closing of the IPO, MPC’s perpetual payment in kind preferred interest in NT Holdings was redeemed at par plus accrued interest for a total of approximately $92 million.

The Marathon Acquisition included contingent consideration arrangements under which the Company could have received margin support payments of up to $60 million from MPC or could have paid MPC net earn-out payments of up to $125 million over the term of the arrangements, depending on the Company’s Adjusted EBITDA as defined in the arrangements. On May 4, 2012, NTE LLC entered into a settlement agreement with MPC regarding the contingent consideration. The settlement agreement was contingent upon the consummation of the IPO, which occurred on July 31, 2012 (see Note 3). Pursuant to this settlement agreement, MPC received $40 million of the net proceeds from the IPO and NT Holdings issued MPC a new $45 million perpetual payment in kind preferred interest in NT Holdings in consideration for relinquishing all claims with respect to earn-out payments under the contingent consideration agreement. The Company also agreed, pursuant to the settlement agreement, to relinquish all claims to margin support payments under the margin support agreement. While outstanding, this preferred interest in NT Holding was not dilutive to NTE LP unitholders.

In September 2013, NT Holding redeemed MPC’s preferred interest in full with proceeds received from its secondary offering of NTE LP units to the public during the three months ended September 30, 2013 (see Note 13). The redemption of the preferred interest had no dilutive impact to NTE LP unitholders.

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

The Company’s effective tax rate for the three months ended September 30, 2013 and 2012, was 4.9% and 11.2%, respectively. For the nine months ended September 30, 2013 and 2012, the Company’s effective tax rate was 2.0% and 6.5%, respectively. For the nine months ended September 30, 2013 and 2012, the Company’s effective tax rate was less than the combined federal and state expected statutory tax rate of 40.6% and 40.4%, respectively. This was primarily due to the fact that only the retail operations of the Company are taxable entities. Additionally, both the three and nine months ended September 30, 2012 were impacted by the opening deferred tax charge of $8.0 million which had the effect of increasing the effective tax rate.

7. INVENTORIES

	September 30,	December 31,
(in millions)	2013	2012
Crude oil and refinery feedstocks	$24.9	$9.7
Refined products	110.3	117.0
Merchandise	21.6	20.8
Supplies and sundry items	14.6	14.9

Total	$171.4	$162.4

The LIFO method accounted for 79% and 78% of total inventory value at September 30, 2013 and December 31, 2012, respectively.

8. EQUITY METHOD INVESTMENT

The Company has a 17% common equity interest in MPL. The carrying value of this equity method investment was $86.5 million and $87.5 million at September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013 and December 31, 2012, the carrying amount of the equity method investment was $6.5 million and $6.7 million higher than the underlying net assets of the investee, respectively. The Company is amortizing this difference over the remaining life of MPL’s primary asset (the fixed asset life of the pipeline).

Distributions received from MPL were $2.4 million and $4.2 million for the three months ended September 30, 2013 and 2012, respectively, and $8.5 million and $10.0 million for the nine months ended September 30, 2013 and 2012, respectively. Equity income from MPL was $2.4 million and $2.8 million for the three months ended September 30, 2013 and 2012, respectively, and $7.6 million and $8.7 million for the nine months ended September 30, 2013 and 2012, respectively.

9. PROPERTY, PLANT AND EQUIPMENT

Major classes of property, plant and equipment (“PP&E”) consisted of the following:

	Estimated	September 30,	December 31,
(in millions)	Useful Lives	2013	2012
Land		$9.0	$8.9
Retail stores and equipment	2 - 22 years	50.5	49.1
Refinery and equipment	5 - 24 years	392.9	330.4
Buildings and building improvements	25 years	8.9	8.3
Software	5 years	18.3	17.8
Vehicles	5 years	4.7	2.9
Other equipment	2 - 7 years	8.2	6.1
Precious metals		10.6	10.5
Assets under construction		21.1	14.3

		524.2	448.3
Less: accumulated depreciation		88.5	62.3

Property, plant and equipment, net		$435.7	$386.0

PP&E includes gross assets acquired under capital leases of $7.9 million at both September 30, 2013 and December 31, 2012, with related accumulated depreciation of $1.1 million and $0.7 million, respectively. The Company had depreciation expense related to capitalized software of $0.9 million for both the three months ended September 30, 2013 and 2012 and $2.7 million and $2.5 million for the nine months ended September 30, 2013 and 2012, respectively.

10. INTANGIBLE ASSETS

Intangible assets are comprised of franchise rights amounting to $19.8 million and trademarks amounting to $15.6 million at both September 30, 2013 and December 31, 2012. These assets have an indefinite life and therefore are not amortized, but rather are tested for impairment annually or sooner if events or changes in circumstances indicate that the fair value of the intangible asset has been reduced below carrying value.

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

Under the risk mitigation strategy, the Company may buy or sell an amount equal to a fixed price times a certain number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. Physical volumes are not exchanged and these contracts are net settled with cash. The contracts are not being accounted for as hedges for financial reporting purposes. The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet and any related net gain or loss is recorded as a gain or loss in the derivative activity captions on the consolidated statements of operations. Observable quoted prices for similar assets or liabilities in active markets (Level 2 as described in Note 14) are considered to determine the fair values for the purpose of marking to market the derivative instruments at each period end. At September 30, 2013 and December 31, 2012, the Company had open commodity derivative instruments consisting of crude oil futures to buy approximately one million and five million barrels, respectively, and refined products futures and swaps to sell approximately one million and five million barrels, respectively, primarily to mitigate the volatility of refining margins through 2013.

For the three months ended September 30, 2013 and 2012, the Company recognized a net gain of $7.6 million and a net loss of $115.0 million, respectively, related to derivative activities. Of the total gains and losses on derivatives, $0.8 million represented a realized gain on settled contracts for the three months ended September 30, 2013 and $44.7 million represented a realized loss on settled contracts for the three months ended September 30, 2012. Additionally, the Company recognized unrealized gains of $6.8 million and unrealized losses $70.3 million on open contracts for the three months ended September 30, 2013 and 2012, respectively.

For the nine months ended September 30, 2013 and 2012, the Company recognized a net gain of $27.0 million and a net loss of $269.2 million, respectively, related to derivative activities. Of these total impacts, $19.7 million and $301.8 million represented realized losses on settled contracts (including early extinguishments in 2012 as noted below) for the nine months ended September 30, 2013 and 2012, respectively. Additionally, the Company recognized unrealized gains of $46.7 million and $32.6 million on open contracts for the nine months ended September 30, 2013 and 2012, respectively.

During the first and second quarter of 2012, the Company entered into arrangements to settle or re-price a portion of its existing derivative instruments ahead of their respective expiration dates. The Company incurred $136.8 million of realized losses related to these early extinguishments. The cash payments for the early extinguishment of these derivative instruments were deferred at the time of settlement. In August 2012, the Company paid $92 million related to these early settlements with the proceeds from the IPO (see Note 3). The remainder of these losses began to come due beginning in September 2012 and will be fully paid by January 2014. The early extinguishments were treated as a current period loss as of the date of extinguishment. Interest accrues on the deferred loss liabilities at a weighted average interest rate of 7.1%. Interest expense related to these liabilities was $0.1 million and $1.0 million for the three months ended September 30, 2013 and 2012, respectively, and $0.6 million and $2.0 million for the nine months ended September 30, 2013 and 2012, respectively. The remaining deferred payment obligations related to these early extinguishment losses are included in the September 30, 2013 balance sheet as $5.2 million within current liabilities. At December 31, 2012, these deferred payment obligations are included in the balance sheet as $28.9 million within current liabilities and $0.9 million in long-term liabilities under the accrued liabilities and other liabilities captions, respectively.

The following table summarizes the fair value amounts of the Company’s outstanding derivative instruments by location on the balance sheet as of September 30, 2013 and December 31, 2012:

(in millions)	Balance Sheet Classification	September 30, 2013	December 31, 2012
Commodity swaps and futures	Other current assets	$8.1	$2.1
Commodity swaps and futures	Derivative liability	(3.0)	(43.7)

Net asset (liability) position		$5.1	$(41.6)

The Company is exposed to credit risk in the event of nonperformance by its counterparties on these derivative instruments. The counterparties are large financial institutions with credit ratings of at least BBB by Standard and Poor’s and A3 by Moody’s. In the event of default, the Company would potentially be subject to losses on a derivative instrument’s mark-to-market gains. The Company does not expect nonperformance on any of its derivative instruments.

The Company is not subject to any margin calls for these crack spread derivatives and the counterparties do not have the right to demand collateral.

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

2020 Secured Notes

On November 8, 2012, NTE LLC privately placed $275 million in aggregate principal amount of 7.125% senior secured notes due 2020. The 2020 Secured Notes are guaranteed, jointly and severally, on a senior secured basis by all of the Company’s existing and future 100% direct and indirect subsidiaries on a full and unconditional basis; however, there are certain obligations not on a full and unconditional basis as a result of subsidiaries being able to be released as guarantors under certain customary circumstances for such arrangements. A subsidiary guarantee can be released under customary circumstances, including (a) the sale of the subsidiary, (b) the subsidiary is declared “unrestricted,” (c) the legal or covenant defeasance or satisfaction and discharge of the indenture, or (d) liquidation or dissolution of the subsidiary. The 2020 Secured Notes and the subsidiary note guarantees are secured on a pari passu basis with certain hedging agreements by a first-priority security interest in substantially all present and hereinafter acquired tangible and intangible assets of NTE LLC and each of the subsidiary guarantors and by a second-priority security interest in the inventory, accounts receivable, investment property, general intangibles, deposit accounts and cash and cash equivalents collateralized by the ABL facility. Additionally, the 2020 Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by NTE LP. The Company is required to make interest payments on May 15 and November 15 of each year, which commenced on May 15, 2013. There are no scheduled principal payments required prior to the notes maturing on November 15, 2020.

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

ABL Facility

On July 17, 2012, the Company entered into an amendment of its Initial ABL Facility. The amendment to the Initial ABL Facility (the “Amended ABL Facility”) is a $300 million secured asset-based revolving credit facility with a maturity date of July 17, 2017.

The Amended ABL Facility includes a springing financial covenant to provide that, if the amount available under the revolving credit facility is less than the greater of (i) 12.5% (changed from 15%) of the lesser of (x) the $300 million commitment amount and (y) the then-applicable borrowing base and (ii) $22.5 million, the Company must comply with a minimum Fixed Charge Coverage Ratio (as defined in the Amended ABL Facility) of at least 1.0 to 1.0. Other covenants include, but are not limited to: restrictions, subject to certain exceptions, on the ability of the Company and its subsidiaries to sell or otherwise dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, and engage in certain transactions with affiliates.

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

As of September 30, 2013, the borrowing base under the Amended ABL Facility was $173.4 million and availability under the Amended ABL Facility was $136.9 million (which is net of $36.5 million in outstanding letters of credit). The Company had no borrowings under the Amended ABL Facility at September 30, 2013 or December 31, 2012.

13. EQUITY

Public Offerings

As discussed in Note 3, concurrent with the closing of the IPO, NT Holdings contributed its membership interests in NTE LLC to NTE LP in exchange for 54,844,500 common units and 18,383,000 PIK common units. Additionally, NTE LP issued 18,687,500 common units to the public for total common units outstanding as of the IPO of 91,915,000, all of which represent limited partnership interests in NTE LP. NT Holdings is also the sole member in Northern Tier Energy GP LLC, the non-economic general partner of NTE LP. In November 2012, the PIK common units initially issued to NT Holdings were converted into common units in conjunction with an amendment to the indenture governing the 2017 Secured Notes.

Additionally, during the nine months ended September 30, 2013, NT Holdings completed three secondary public offerings of 37,605,000 common units in total. These offerings did not increase the total common units outstanding and the Company received no proceeds. Under the Company’s partnership agreement, the offering costs from subsequent offerings of the Company’s units to the public by NT Holdings are incurred by the Company. During the nine months ended September 30, 2013, the Company incurred $1.5 million of offering costs from these secondary offerings.

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

The following table details the distributions paid during the nine months ended September 30, 2013 (in millions, except per unit amounts):

Date Declared	Date Paid	Common Units	Distribution per common unit	Total Distribution
February 11, 2013	February 28, 2013	91.9	$1.27	$116.7
May 13, 2013	May 30, 2013	92.2	$1.23	$113.4
August 13, 2013	August 29, 2013	92.2	$0.68	$62.7

On November 11, 2013, the Company declared a quarterly distribution of $0.31 per unit to common unitholders of record on November 21, 2013, payable on November 27, 2013. This distribution of approximately $29 million in aggregate is based on available cash generated during the three months ended September 30, 2013.

Earnings per Unit

The following tables illustrate the computation of basic and diluted earnings per unit for the three and nine months ended September 30, 2013.

	Three months ended September 30,		Nine months ended September 30,
(in millions, except unit and per-unit data)	2013	2012	2013	2012
Net income available to common unitholders (a)	$27.2	$42.4	$210.5	$42.4
Weighted average outstanding common units	91,915,000	91,915,000	91,915,000	91,915,000
Dilutive effect of contingently issuable performance based unit awards	6,616	—	15,721	—

Weighted average diluted shares	91,921,616	91,915,000	91,930,721	91,915,000

Basic earnings per unit	$0.30	$0.46	$2.29	$0.46
Diluted earnings per unit	$0.30	$0.46	$2.29	$0.46

(a)	for 2012 calculations, net income availabe to common unitholders excludes earnings attributable to the period prior to our IPO date of July 31, 2012

Diluted earnings per unit for both the three and nine months ended September 30, 2013 include contingently issuable unit awards granted to certain members of management in the second quarter of 2013 (see Note 16). These awards are in the form of restricted units and are contingent upon the completion of service and, in certain cases, upon the Company’s achievement of certain performance targets. The number of units ultimately issued under the performance based grants will depend on actual results. As of September 30, 2013, the Company has included the dilutive impact of awards where the completion of a requisite service period and the achievement of a performance target are considered probable.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2013 and December 31, 2012:

	Balance at	Quoted prices in active markets	Significant other observable inputs	Unobservable inputs
(in millions)	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$126.7	$126.7	$—	$—
Other current assets
Derivative asset - current	8.1	—	8.1	—

	$134.8	$126.7	$8.1	$—

LIABILITIES
Derivative liability - current	$3.0	$—	$3.0	$—

	$3.0	$—	$3.0	$—

	Balance at	Quoted prices in active markets	Significant other observable inputs	Unobservable inputs
(in millions)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$272.9	$272.9	$—	$—
Other current assets
Derivative asset - current	2.1	—	2.1	—

	$275.0	$272.9	$2.1	$—

LIABILITIES
Derivative liability - current	$43.7	$—	$43.7	$—

	$43.7	$—	$43.7	$—

As of September 30, 2013 and December 31, 2012, the Company had no Level 3 fair value assets or liabilities. During the third quarter of 2012 and in conjunction with the IPO, the Company terminated the contingent consideration arrangements (margin support and earn-out) with MPC and settled all outstanding assets and liabilities by paying MPC $40 million in cash and by NT Holdings issuing a $45 million perpetual payment in kind preferred interest in NT Holdings to MPC.

The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or of the change in circumstances that caused the transfer. For the three and nine months ended September 30, 2013 and 2012, there were no transfers in or out of Levels 1, 2 or 3.

Assets not recorded at fair value on a recurring basis, such as property, plant and equipment, intangible assets and cost method investments, are recognized at fair value when they are impaired. During both the three and nine months ended September 30, 2013 and 2012, there were no adjustments to the fair value of such assets.

The carrying value of debt, which is reported on the Company’s consolidated balance sheets, reflects the cash proceeds received upon its issuance, net of subsequent repayments. The fair value of the 2020 Secured Notes disclosed below was determined based on quoted prices in active markets (Level 1).

	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(in millions)	Amount	Value	Amount	Value
2020 Secured Notes	$275.0	$278.4	$275.0	$282.9

15. ASSET RETIREMENT OBLIGATIONS

The following table summarizes the changes in asset retirement obligations:

	Nine Months Ended
(in millions)	September 30, 2013	September 30, 2012
Asset retirement obligation balance at beginning of period	$1.9	$1.5
Revisions of previous estimates	—	0.3
Costs incurred to remediate	(0.1)	—
Accretion expense	0.1	0.2

Asset retirement obligation balance at end of period	$1.9	$2.0

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

LTIP

Approximately 9.2 million NTE LP common units are reserved for issuance under the LTIP. The LTIP was created concurrent with the IPO and permits the award of unit options, restricted units, phantom units, unit appreciation rights and other awards that derive their value from the market price of NTE LP’s common units. As of September 30, 2013, approximately 0.3 million units were outstanding under the LTIP, all of which were restricted units. The Company recognizes the expense on these restricted units ratably from the grant date until all units become unrestricted.

During the second quarter of 2013, the Company granted contingently issuable unit awards under the LTIP to certain members of management. These LTIP awards are in the form of restricted units and are contingent upon the Company’s achievement of a “cash available for distribution” target (as defined in the award agreement) for the twelve months ended December 31, 2013. The number of units ultimately issued under these grants can fluctuate above or below the target units (as defined in the award agreement) depending on actual cash available for distribution during 2013. As of September 30, 2013, the Company estimates that it will achieve its target.

A summary of the LTIP unit activity is set forth below:

	Number of	Weighted	Weighted
	LTIP units	Average Grant	Average Term
	(in thousands)	Date Price	Until Maturity
Outstanding at December 31, 2012	6.1	$25.69	3.0
Awarded	284.0	27.23	3.0
Cancelled	(2.8)	28.28	2.4

Outstanding at September 30, 2013	287.3	$27.19	3.0

As of September 30, 2013 and December 31, 2012, the total unrecognized compensation cost for LTIP restricted units was $6.0 million and $0.2 million, respectively.

NT Investor Plan

The NT Investor Plan is an equity participation plan which provides for the award of profit interest units in NT Investors to certain employees and independent non-employee directors of NTE LLC. Approximately 29 million profit interest units in NT Investors were reserved for issuance under the plan. The exercise price for a profit interest unit shall not be less than 100% of the fair market value of NT Investors equity units on the date of grant. Profit interest units vest in annual installments over a period of five years after the date of grant and expire ten years after the date of grant. Upon NT Investors meeting certain thresholds of distributions from NTE LLC and NTE LP, profit interest unit vesting will accelerate. Continued employment in any subsidiary of NT Investors is a condition of vesting and, as such, compensation expense is recognized in the Company’s financial statements based upon the fair value of the award on the date of grant. This compensation expense is a non-cash expense of the Company. The NT Investor Plan awards are satisfied by cash distributions made from NT Holdings and will not dilute cash available for distribution to the unitholders of NTE LP.

In January 2013, upon completion of the Company’s secondary public offering of 10.7 million common units owned by NT Holdings, all outstanding and unvested profit interest units under the NT Investor Plan became immediately vested. As a result, the Company accelerated all remaining unrecognized expense related to this plan resulting in a non-cash expense of $5.3 million recorded during the nine months ended September 30, 2013 related to this plan. This expense is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). No further awards are planned to be issued from the NT Investor Plan.

17. DEFINED BENEFIT PLANS

Cash Balance Plan

During 2011, the Company initiated a defined benefit cash balance pension plan (the “Cash Balance Plan”) for eligible employees. Company contributions are made to the cash account of the participants equal to 5.0% of eligible compensation. Participants’ cash accounts also receive interest credits each year based upon the average thirty-year United States Treasury bond rate published in September preceding the respective plan year. Participants become fully vested in their accounts after three years of service. The net periodic benefit cost related to the Cash Balance Plan for the three months ended September 30, 2013 and 2012 was $0.5 million and $0.4 million, respectively, and for the nine months ended September 30, 2013 and 2012 was $1.5 million and $1.2 million, respectively. These costs related primarily to current period service costs.

Retiree Medical Plan

During 2012, the Company began to sponsor a plan to provide retirees with health care benefits prior to age 65 (the “Retiree Medical Plan”) for eligible employees. Eligible employees may participate in the Company’s health care benefits after retirement subject to cost-sharing features. To be eligible for the Retiree Medical Plan employees must have completed at least 10 years of service with the Company, inclusive of years of service with Marathon, and be between the ages of 55 and 65 years old. The net periodic benefit cost related to the Retiree Medical Plan for the three and nine months ended September 30, 2013 was $0.2 million and $0.5 million, respectively, related primarily to current period and prior service costs.

18. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information is as follows:

	Nine Months Ended
(in millions)	September 30, 2013	September 30, 2012
Net cash from operating activities included:
Interest paid	$14.1	$18.6
Income taxes paid	2.0	—
Noncash investing and financing activities include:
Capital expenditures included in accounts payable	2.7	—

19. LEASING ARRANGEMENTS

As described in Note 5, concurrent with the Marathon Acquisition, certain Marathon assets (including real property interests and land related to 135 of the SuperAmerica convenience stores and the SuperMom’s bakery) were sold to a third party equity real estate investment trust. In connection with the closing of the Marathon Acquisition, the Company assumed the leasing of these properties from the real estate investment trust on a long-term basis.

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

Environmental Matters

The Company is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 2013 and December 31, 2012, liabilities for remediation totaled $1.5 million and $3.0 million, respectively. These liabilities are expected to be settled over at least the next 10 years. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed. Furthermore, environmental remediation costs may vary from estimates because of changes in laws, regulations and their interpretation; additional information on the extent and nature of site contamination; and improvements in technology. Receivables for recoverable costs from the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets, and others were $0.2 and $0.3 million at September 30, 2013 and December 31, 2012, respectively.

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

•	Refining – operates the St. Paul Park, Minnesota refinery, terminal and related assets, and includes the Company’s interest in NTOT, MPL and MPLI, and

•	Retail – operates 163 convenience stores primarily in Minnesota and Wisconsin. The retail segment also includes the operations of NTB and SAF.

Operating results for the Company’s operating segments are as follows:

(in millions)	Refining	Retail	Other	Total
Three months ended September 30, 2013
Revenues
Customer	$1,051.9	$389.0	$—	$1,440.9
Intersegment	269.8	—	—	269.8

Segment revenues	1,321.7	389.0	—	1,710.7
Elimination of intersegment revenues	—	—	(269.8)	(269.8)

Total revenues	$1,321.7	$389.0	$(269.8)	$1,440.9

Income (loss) from operations	$27.8	$4.4	$(4.9)	$27.3
Income from equity method investment	$2.4	$—	$—	$2.4
Depreciation and amortization	$7.9	$1.7	$0.2	$9.8
Capital expenditures	$5.7	$1.9	$—	$7.6

(in millions)	Refining	Retail	Other	Total
Three months ended September 30, 2012
Revenues
Customer	$866.4	$397.1	$—	$1,263.5
Intersegment	284.7	—	—	284.7

Segment revenues	1,151.1	397.1	—	1,548.2
Elimination of intersegment revenues	—	—	(284.7)	(284.7)

Total revenues	$1,151.1	$397.1	$(284.7)	$1,263.5

Income (loss) from operations	$246.7	$1.2	$(48.5)	$199.4
Income from equity method investment	$2.8	$—	$—	$2.8
Depreciation and amortization	$6.4	$1.8	$0.1	$8.3
Capital expenditures	$5.4	$0.7	$0.2	$6.3

(in millions)	Refining	Retail	Other	Total
Nine months ended September 30, 2013
Revenues
Customer	$2,576.7	$1,110.4	$—	$3,687.1
Intersegment	778.4	—	—	778.4

Segment revenues	3,355.1	1,110.4	—	4,465.5
Elimination of intersegment revenues	—	—	(778.4)	(778.4)

Total revenues	$3,355.1	$1,110.4	$(778.4)	$3,687.1

Income (loss) from operations	$217.7	$13.0	$(23.9)	$206.8
Income from equity method investment	$7.6	$—	$—	$7.6
Depreciation and amortization	$22.1	$5.3	$0.4	$27.8
Capital expenditures	$73.6	$3.2	$0.1	$76.9

(in millions)	Refining	Retail	Other	Total
Nine months ended September 30, 2012
Revenues
Customer	$2,296.5	$1,121.3	$—	$3,417.8
Intersegment	788.3	—	—	788.3

Segment revenues	3,084.8	1,121.3	—	4,206.1
Elimination of intersegment revenues	—	—	(788.3)	(788.3)

Total revenues	$3,084.8	$1,121.3	$(788.3)	$3,417.8

Income (loss) from operations	$560.3	$5.2	$(138.7)	$426.8
Income from equity method investment	$8.7	$—	$—	$8.7
Depreciation and amortization	$18.5	$5.6	$0.5	$24.6
Capital expenditures	$10.7	$1.7	$0.9	$13.3

Intersegment sales from the refining segment to the retail segment consist primarily of sales of refined products which are recorded based on contractual prices that are market-based. Revenues from external customers are nearly all in the United States.

Total assets by segment were as follows:

(in millions)	Refining	Retail	Corporate/Other	Total
At September 30, 2013	$785.5	$135.4	$145.6	$1,066.5

At December 31, 2012	$706.1	$134.7	$296.0	$1,136.8

Total assets for the refining and retail segments exclude all intercompany balances. All cash and cash equivalents are included as corporate/other assets. All property, plant and equipment are located in the United States.

22. SUBSEQUENT EVENT

In connection with the issuance of the 2020 Secured Notes, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the guarantors and the initial purchasers of the 2020 Secured Notes. Under the Registration Rights Agreement, the Company and the Guarantors agreed to cause to be filed with the Securities and Exchange Commission a registration statement with respect to an offer to exchange the 2020 Secured Notes for substantially identical notes that are registered under the Securities Act (the “Exchange Offer”). On October 1, 2010, the Securities and Exchange Commission declared the Exchange Offer registration statement effective and the Company commenced the Exchange Offer. The offer expired on October 29, 2013 and the Company completed the Exchange Offer on October 30, 2013.

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

Overview

We are an independent downstream energy company with refining, retail and pipeline operations that serve the PADD II region of the United States. We operate our assets in two business segments: the refining business and the retail business. For the nine months ended September 30, 2013, we had total revenues of $3.7 billion, operating income of $206.8 million, net income of $210.5 million and Adjusted EBITDA of $293.8 million. A definition and reconciliation of Adjusted EBITDA to net income (loss) is included herein under the caption “Adjusted EBITDA.”

Refining Business

Our refining business primarily consists of a refinery located in St. Paul Park, Minnesota. During the 2013 second quarter, we completed a capacity expansion project on one of our crude units at the refinery and increased our capacity levels to 89,500 barrels per calendar day, or 92,500 barrels per stream day, compared to our prior capacity levels of 81,500 barrels per calendar day, or 84,500 barrels per stream day. Our refinery has an estimated complexity index of 11.5, which refers to a measure of a refinery’s ability to process lower cost crude oils into higher value light refined products. Our refinery’s complexity allows us to process a variety of light, heavy, sweet and sour crudes, many of which have historically priced at a discount to the NYMEX WTI price benchmark, meaning we can process lower cost crude oils into higher value refined products.

During September 2013, our St. Paul Park refinery experienced lower utilization primarily due to a fire which occurred in our larger crude distillation unit. Due to this unplanned downtime, the start date of the planned turnaround on our Fluid Catalytic Cracker (“FCC”) unit, which was scheduled to begin October 1, 2013, was accelerated into September 2013. All repairs to the refinery were completed at a cost of less than $3 million and both crude towers were restored to full functionality by October 14, 2013. Beginning on October 14, 2013, our St. Paul Park refinery was operating at a crude oil charge of between 85,000 – 90,000 bpd, which is consistent with throughput constraints related to the FCC turnaround being performed at that time. The FCC turnaround was completed by the end of October and the unit was fully functional within the first week of November. In addition to the repair costs incurred, the unplanned downtime in September and October negatively impacted our refining segment’s operating results due to lower throughput levels requiring us to purchase refined products from third parties for sale to our customers.

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

Retail Business

As of September 30, 2013, our retail business operated 163 convenience stores under the SuperAmerica brand and also supported 74 franchised convenience stores, which are also operated under the SuperAmerica brand. These convenience stores are located primarily in Minnesota and Wisconsin and sell various grades of gasoline and diesel, tobacco products and other merchandise such as beverages, prepared food and a large variety of snacks and prepackaged items. Our refinery supplies substantially all of the gasoline and diesel sold in our company-operated and franchised convenience stores.

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

Consolidated Financial Data

	Three Months Ended,		Nine Months Ended,
(in millions)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue	$1,440.9	$1,263.5	$3,687.1	$3,417.8
Costs, expenses and other:
Cost of sales	1,308.8	929.2	3,153.3	2,594.0
Direct operating expenses	69.5	66.9	195.9	189.1
Turnaround and related expenses	12.2	2.1	49.2	17.1
Depreciation and amortization	9.8	8.3	27.8	24.6
Selling, general and administrative	17.8	22.0	64.2	67.1
Formation and offering costs	0.6	—	1.5	1.0
Contingent consideration loss	—	38.5	—	104.3
Other income, net	(5.1)	(2.9)	(11.6)	(6.2)

Operating income	27.3	199.4	206.8	426.8
Realized gains (losses) from derivative activities	0.8	(44.7)	(19.7)	(165.0)
Loss on early extinguishment of derivatives	—	—	—	(136.8)
Unrealized gains (losses) from derivative activities	6.8	(70.3)	46.7	32.6
Interest expense, net	(6.3)	(15.6)	(19.0)	(36.7)

Income before income taxes	28.6	68.8	214.8	120.9
Income tax provision	(1.4)	(7.7)	(4.3)	(7.8)

Net income	$27.2	$61.1	$210.5	$113.1

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenue. Revenue for the three months ended September 30, 2013 was $1,440.9 million compared to $1,263.5 million for the three months ended September 30, 2012, an increase of 14.0%. Refining segment revenue increased 14.8% and retail segment revenue decreased 2.0% compared to the three months ended September 30, 2012. The refining segment experienced a 2.3% increase in sales volumes of refined products versus the 2012 period and a $177.7 million increase in crude oil revenues within the refining segment in the 2013 period. These crude oil revenues relate to the sale of crude barrels (often accompanied by a repurchase) with the objective of optimizing our crude slate in a given period. Retail revenue was impacted by lower per gallon selling prices for fuel in the 2013 period partially offset by increased fuel volumes and higher merchandise revenue compared to the prior-year period. Excise taxes included in revenue totaled $91.8 million and $78.2 million for the three months ended September 30, 2013 and 2012, respectively.

Cost of sales. Cost of sales totaled $1,308.8 million for the three months ended September 30, 2013 compared to $929.2 million for the three months ended September 30, 2012, an increase of 40.9%, primarily due to higher crude oil costs in the 2013 period, costs to purchase refined products to meet our customer needs during our unplanned shutdown in September 2013 and an increase of $175.5 million related to crude oil sales. Excise taxes included in cost of sales were $91.8 million and $78.2 million for the three months ended September 30, 2013 and 2012, respectively.

Direct operating expenses. Direct operating expenses totaled $69.5 million for the three months ended September 30, 2013 compared to $66.9 million for the three months ended September 30, 2012, an increase of 3.9%, due primarily to costs incurred within our refining segment related to catalyst changes and repairs related to the fire at our St. Paul Park refinery in the third quarter of 2013.

Turnaround and related expenses. Turnaround and related expenses totaled $12.2 million for the three months ended September 30, 2013 compared to $2.1 million for the three months ended September 30, 2012, an increase of $10.1 million. The turnaround costs in the three months ended September 30, 2013 relate to the costs of a partial turnaround of our FCC unit, originally planned for October 2013, which was accelerated into September to take advantage of the unanticipated downtime at our refinery. The turnaround costs in the three months ended September 30, 2012 relate to preparations for a partial turnaround of the No. 1 reformer unit, which was completed in November 2012.

Depreciation and amortization. Depreciation and amortization was $9.8 million for the three months ended September 30, 2013 compared to $8.3 million for the three months ended September 30, 2012, an increase of 18.1%. This increase was primarily due to depreciation of assets placed in service since September 30, 2012 primarily related to our refinery.

Selling, general and administrative expenses. Selling, general and administrative expenses were $17.8 million for the three months ended September 30, 2013 compared to $22.0 million for the three months ended September 30, 2012. This decrease of $4.2 million from the prior year period relates primarily to a lower employee related costs in the three months ended September 30, 2013.

Formation and offering costs. Formation and offering costs for the three months ended September 30, 2013 were $0.6 million. These costs are attributable to offering expenses for sales of common units by Northern Tier Holdings LLC. There were no formation costs in the 2012 period.

Contingent consideration loss. Contingent consideration loss was $38.5 million for the three months ended September 30, 2012. The contingent consideration loss relates to the margin support and earn-out agreements entered into with Marathon in connection with the Marathon Acquisition. The third quarter 2012 charge relates to the final valuation adjustment to arrive at the agreed settlement amount which was contingent upon NTE LP’s IPO. The margin support and earn-out agreements were settled during the third quarter of 2012 and, as such, there is no contingent consideration loss in the third quarter of 2013.

Other income, net. Other income, net was $5.1 million for the three months ended September 30, 2013 compared to $2.9 million for the three months ended September 30, 2012. The increase from the prior year is primarily due to $2.6 million of miscellaneous income related to a settlement of an indemnification arrangement.

Gains (losses) from derivative activities. For the three months ended September 30, 2013, we had a realized gain of $0.8 million related to settled contracts compared to $44.7 million of realized losses in the prior-year period. Offsetting impacts related to these settled contracts were recognized through operating margins. We had unrealized gains on outstanding derivatives of $6.8 million for the three months ended September 30, 2013 compared to unrealized losses of $70.3 million during the three months ended September 30, 2012. These derivatives were entered into to partially hedge the crack spreads for our refining business.

Interest expense, net. Interest expense, net was $6.3 million for the three months ended September 30, 2013 and $15.6 million for the three months ended September 30, 2012. These interest charges relate primarily to our outstanding senior secured notes as well as commitment fees and interest on the ABL facility and the amortization of deferred financing costs. The decrease from the prior-year quarter is due to the reduced principal and interest rate inherent in our new senior secured notes entered into during the fourth quarter of 2012 and charges incurred in the third quarter of 2012 related to refinancing our debt. The 2012 period includes the write-off of $4.6 million of deferred financing costs caused by the partial redemption of our senior secured notes and the refinancing of our ABL facility and $0.9 million of incremental interest charges related to the 3% premium paid upon the redemption of $29 million of our senior secured notes.

Income tax expense. The income tax expense for the three months ended September 30, 2013 was $1.4 million compared to $7.7 million for the three months ended September 30, 2012. Prior to July 31, 2012, we operated as a pass-through entity for federal tax purposes and, as such, only state taxes were recognized. Effective on July 31, 2012, our retail business became a tax paying entity for federal and state income taxes. The charge in the third quarter of 2012 relates primarily to the recognition of an $8.0 million net deferred tax liability on the effective date of the conversion of our retail business to a tax paying entity.

Net income. Our net income was $27.2 million for the three months ended September 30, 2013 compared to $61.1 million for the three months ended September 30, 2012. This reduction of $33.9 million was primarily attributable to a $218.9 million decrease in operating income for our refining segment due to less favorable refining gross margins, higher turnaround costs and the negative impacts of our unplanned downtime in the third quarter of 2013, offset by favorable derivative results, lower interest expense and a $38.5 million contingent consideration loss in the third quarter of 2012.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenue. Revenue for the nine months ended September 30, 2013 was $3,687.1 million compared to $3,417.8 million for the nine months ended September 30, 2012, an increase of 7.9%. Refining segment revenue increased 8.8% and retail segment revenue decreased 1.0% compared to the nine months ended September 30, 2012. The increase in refining revenue is primarily due to a $443.3 million increase in crude oil revenues in the 2013 period, partially offset by a 4.7% decrease in sales volumes of refined products versus the 2012 period. These crude oil revenues relate to the sale of crude barrels (often accompanied by a repurchase) with the objective of optimizing our crude slate in a given period. The lower refined product volumes in the 2013 period are primarily attributable to planned downtime resulting from the turnaround and capacity expansion activities at our St. Paul Park refinery in the second quarter of 2013 that reduced refining throughput. Retail revenue was impacted by lower fuel prices and slightly lower merchandise sales compared to the prior-year period. Excise taxes included in revenue totaled $233.7 million and $215.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Cost of sales. Cost of sales totaled $3,153.3 million for the nine months ended September 30, 2013 compared to $2,594.0 million for the nine months ended September 30, 2012, an increase of 21.6%, due primarily to higher crude oil costs in the 2013 period and an increase of $444.0 million related to crude oil sales in our refining segment. Excise taxes included in cost of sales were $233.7 million and $215.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Direct operating expenses. Direct operating expenses totaled $195.9 million for the nine months ended September 30, 2013 compared to $189.1 million for the nine months ended September 30, 2012, an increase of 3.6%, due primarily to higher catalyst, unplanned maintenance and employee related costs within our refining segment in the 2013 period.

Turnaround and related expenses. Turnaround and related expenses totaled $49.2 million for the nine months ended September 30, 2013 compared to $17.1 million for the nine months ended September 30, 2012, an increase of $32.1 million. The turnaround costs in the nine months ended September 30, 2013 include the costs of a planned major plant turnaround which lasted the entire month of April 2013 and a partial turnaround of our FCC unit, originally planned for October 2013, which was accelerated into September to take advantage of the unanticipated downtime at our refinery. The turnaround costs in the nine months ended September 30, 2012 relate to a partial turnaround of the alkylation unit, which was completed in mid-May 2012.

Depreciation and amortization. Depreciation and amortization was $27.8 million for the nine months ended September 30, 2013 compared to $24.6 million for the nine months ended September 30, 2012, an increase of 13.0%. This increase was primarily due to depreciation of assets placed in service since September 30, 2012 primarily related to our refinery.

Selling, general and administrative expenses. Selling, general and administrative expenses were $64.2 million for the nine months ended September 30, 2013 compared to $67.1 million for the nine months ended September 30, 2012. This decrease of $2.9 million from the prior year period relates primarily to lower employee related and risk management costs partially offset by a $5.3 million non-cash charge for equity compensation as a result of the accelerated vesting of our NT Investor Plan in the first quarter of 2013.

Formation and offering costs. Formation and offering costs for the nine months ended September 30, 2013 were $1.5 million compared to $1.0 million for the three months ended September 30, 2012. All of the costs from the 2013 period are attributable to offering costs for sales of common units by Northern Tier Holdings LLC. The costs in the 2012 period relate to costs incurred in anticipation of our initial public offering in July 2012 that did not meet the accounting requirements for deferral.

Contingent consideration loss. Contingent consideration loss was $104.3 million for the nine months ended September 30, 2012. The contingent consideration loss relates to the margin support and earn-out agreements entered into with Marathon in connection with the Marathon Acquisition. The 2012 charge includes the impact of the final valuation adjustment to arrive at the agreed settlement amount which was contingent upon NTE LP’s IPO. As the margin support and earn-out agreements were settled during the third quarter of 2012, there is no contingent consideration loss in the first nine months of 2013.

Other income, net. Other income, net was $11.6 million for the nine months ended September 30, 2013 compared to $6.2 million for the nine months ended September 30, 2012. This change is driven primarily by $4.4 million of miscellaneous income related to settlements from indemnification arrangements and a $1.8 million charge in the 2012 period for management fees paid to ACON Refining Partners L.L.C. and TPG Refining L.P. that did not reoccur in 2013.

Gains (losses) from derivative activities. For the nine months ended September 30, 2013, we had realized losses of $19.7 million related to settled contracts compared to $165.0 million in the prior-year period. Offsetting benefits related to these losses were recognized through improved operating margins. We had unrealized gains on outstanding derivatives of $46.7 million for the nine months ended September 30, 2013 compared to $32.6 million during the nine months ended September 30, 2012. These derivatives were entered into to partially hedge the crack spreads for our refining business. In addition to these losses, during the nine months ended September 30, 2012, we entered into arrangements to settle a portion of our then existing derivative instruments ahead of their respective expiration dates and incurred $136.8 million of realized losses related to these early extinguishments.

Interest expense, net. Interest expense, net was $19.0 million for the nine months ended September 30, 2013 and $36.7 million for the nine months ended September 30, 2012. These interest charges relate primarily to our outstanding senior secured notes as well as commitment fees and interest on the ABL facility and the amortization of deferred financing costs. The decrease from the prior-year period is primarily due to the reduced principal and interest rate inherent in our new senior secured notes entered into during the fourth quarter of 2012 and charges incurred in the third quarter of 2012 related to refinancing our debt. The 2012 period includes the write-off of $4.6 million of deferred financing costs caused by the partial redemption of our senior secured notes and the refinancing of our ABL facility and $0.9 million of incremental interest charges related to the 3% premium paid upon the redemption of $29 million of our senior secured notes.

Income tax expense. The income tax expense for the nine months ended September 30, 2013 was $4.3 million compared to $7.8 million for the nine months ended September 30, 2012. Prior to July 31, 2012, we operated as a pass-through entity for federal tax purposes and, as such, only state taxes were recognized. Effective on July 31, 2012, our retail business became a tax paying entity for federal and state income taxes. The 2012 expense relates primarily to the recognition of an $8.0 million net deferred tax liability on the effective date of the conversion of our retail business to a tax paying entity.

Net income. Our net income was $210.5 million for the nine months ended September 30, 2013 compared to $113.1 million for the nine months ended September 30, 2012. This improvement of $97.4 million was primarily attributable to an improvement of $282.1 million related to derivatives gains and losses, $17.7 million of lower interest expense and a $104.3 million contingent consideration loss occurring in the 2012 period. These improvements were partially offset by a $342.6 million reduction in operating income for our refining segment due to less favorable refining gross margins, lower sales volumes due to turnaround and maintenance activities and higher turnaround costs in the 2013 period.

Segment Financial Data

The segment financial data for the refining segment discussed below under “—Refining Segment” include intersegment sales of refined products to the retail segment. Similarly, the segment financial data for the retail segment discussed below under “—Retail Segment” contain intersegment purchases of refined products from the refining segment.

For purposes of presenting our consolidated results, such intersegment transactions are eliminated, as shown in the following tables.

	Three Months Ended September 30, 2013
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$1,051.9	$389.0	$—	$1,440.9
Intersegment sales	269.8	—	(269.8)	—

Segment revenue	$1,321.7	$389.0	$(269.8)	$1,440.9

Cost of sales:
Cost of sales	$1,233.3	$75.5	$—	$1,308.8
Intersegment purchases	—	269.8	(269.8)	—

Segment cost of sales	$1,233.3	$345.3	$(269.8)	$1,308.8

	Three Months Ended September 30, 2012
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$866.4	$397.1	$—	$1,263.5
Intersegment sales	284.7	—	(284.7)	—

Segment revenue	$1,151.1	$397.1	$(284.7)	$1,263.5

Cost of sales:
Cost of sales	$855.8	$73.4	$—	$929.2
Intersegment purchases	—	284.7	(284.7)	—

Segment cost of sales	$855.8	$358.1	$(284.7)	$929.2

	Nine Months Ended September 30, 2013
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$2,576.7	$1,110.4	$—	$3,687.1
Intersegment sales	778.4	—	(778.4)	—

Segment revenue	$3,355.1	$1,110.4	$(778.4)	$3,687.1

Cost of sales:
Cost of sales	$2,947.6	$205.6	$0.1	$3,153.3
Intersegment purchases	—	778.4	(778.4)	—

Segment cost of sales	$2,947.6	$984.0	$(778.3)	$3,153.3

	Nine Months Ended September 30, 2012
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$2,296.5	$1,121.3	$—	$3,417.8
Intersegment sales	788.3	—	(788.3)	—

Segment revenue	$3,084.8	$1,121.3	$(788.3)	$3,417.8

Cost of sales:
Cost of sales	$2,379.3	$214.7	$—	$2,594.0
Intersegment purchases	—	788.3	(788.3)	—

Segment cost of sales	$2,379.3	$1,003.0	$(788.3)	$2,594.0

Refining Segment

	Three Months Ended,		Nine Months Ended,
	September 30,	September 30,	September 30,	September 30,
(in millions)	2013	2012	2013	2012
Revenue	$1,321.7	$1,151.1	$3,355.1	$3,084.8
Costs, expenses and other:
Cost of sales	1,233.3	855.8	2,947.6	2,379.3
Direct operating expenses	38.5	36.5	107.4	99.5
Turnaround and related expenses	12.2	2.1	49.2	17.1
Depreciation and amortization	7.9	6.4	22.1	18.5
Selling, general and administrative	7.4	6.5	21.8	19.0
Other income, net	(5.4)	(2.9)	(10.7)	(8.9)

Operating income	$27.8	$246.7	$217.7	$560.3

Key Operating Statistics
Total refinery production (bpd) (1)	81,985	88,413	74,539	82,330
Total refinery throughput (bpd)	81,168	87,476	73,990	81,697
Refined products sold (bpd) (2)	96,277	94,105	83,164	86,960
Per barrel of throughput:
Refining gross product margin (3)	$11.84	$36.69	$20.17	$31.52
Direct operating expenses (4)	$5.16	$4.54	$5.32	$4.45
Per barrel of refined products sold:
Refining gross product margin (3)	$9.98	$34.11	$17.95	$29.61
Direct operating expenses (4)	$4.35	$4.22	$4.73	$4.18
Refinery product yields (bpd):
Gasoline	37,893	41,623	35,190	39,578
Distillate (5)	29,046	28,466	25,600	26,464
Asphalt	8,023	12,241	8,279	11,011
Other (6)	7,023	6,083	5,470	5,277

Total	81,985	88,413	74,539	82,330

Refinery throughput (bpd):
Crude oil	80,439	86,366	72,625	80,158
Other feedstocks (7)	729	1,110	1,365	1,539

Total	81,168	87,476	73,990	81,697

Crude oil by type (bpd):
Light crude	50,590	44,445	41,678	45,287
Synthetic crude	12,316	18,443	13,521	14,477
Heavy crude	17,533	23,478	17,426	20,394

Total	80,439	86,366	72,625	80,158

Market Statistics:
Crude Oil Average Pricing:
West Texas Intermediate ($/barrel)	$105.76	$92.18	$98.87	$95.84
PADD II / Group 3 Average Pricing:
Unleaded 87 Gasoline ($/barrel)	$120.66	$123.95	$119.72	$122.10
Ultra Low Sulfur Diesel ($/barrel)	$128.60	$131.73	$127.50	$128.51

(1)	Excludes fuel and coke on catalyst, which are used in our refining process. Also excludes purchased refined products.

(2)	Includes produced and purchased refined products, including ethanol and biodiesel.
(3)	Refining gross product margin per barrel of throughput is a financial measurement calculated by subtracting refining costs of sales from total refining revenues and dividing the difference by the total throughput or total refined products sold for the respective periods presented. Refining gross product margin is a non-GAAP performance measure that we believe is important to investors in evaluating our refining performance as a general indication of the amount above our cost of products that we are able to sell refined products. Each of the components used in this calculation (revenues and cost of sales) can be reconciled directly to our statement of operations. Our calculation of refining gross product margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. See “Other Non-GAAP Performance Measures” below.
(4)	Direct operating expenses per barrel is calculated by dividing direct operating expenses by the total barrels of throughput or total barrels of refined products sold for the respective periods presented.
(5)	Distillate includes diesel, jet fuel and kerosene.
(6)	Other refining products include propane, propylene, liquid sulfur, light cycle oil and No. 6 fuel oil, among others. None of these products, by itself, contributes significantly to overall refining product yields.
(7)	Other feedstocks include gas oil, natural gasoline, normal butane and isobutane, among others. None of these feedstocks, by itself, contributes significantly to overall refining throughput.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenue. Revenue for the three months ended September 30, 2013 was $1,321.7 million compared to $1,151.1 million for the three months ended September 30, 2012, an increase of 14.8%. This increase was primarily due to a 2.3% increase in sales volumes of refined products versus the 2012 period and a $177.7 million increase in crude oil revenues in the 2013 period. These crude oil revenues relate to the sale of crude barrels (often accompanied by a repurchase) with the objective of optimizing our crude slate in a given period. Excise taxes included in revenue were $89.8 million and $75.6 million for the three months ended September 30, 2013 and 2012, respectively.

Cost of sales. Cost of sales totaled $1,233.3 million for the three months ended September 30, 2013 compared to $855.8 million for the three months ended September 30, 2012, a 44.1% increase. This increase was primarily due to higher crude costs in the 2013 period, costs to purchase refined products to meet our customer needs during our unplanned shutdown in September 2013 and an increase of $175.5 million related to crude oil sales. Excise taxes included in cost of sales were $89.8 million and $75.6 million for the three months ended September 30, 2013 and 2012, respectively. Refining gross product margin per barrel of throughput was $11.84 for the three months ended September 30, 2013 compared to $36.69 for the three months ended September 30, 2012, a decrease of $24.85, or 67.7%, which is primarily attributable to lower market crack spreads and less favorable differentials per barrel for our crude costs and refined product prices in the third quarter of 2013.

Direct operating expenses. Direct operating expenses totaled $38.5 million for the three months ended September 30, 2013 compared to $36.5 million for the three months ended September 30, 2012, a 5.5% increase. This increase was due primarily to higher catalyst and repair costs related to the fire at our St. Paul Park refinery in the third quarter of 2013.

Turnaround and related expenses. Turnaround and related expenses totaled $12.2 million for the three months ended September 30, 2013 compared to $2.1 million for the three months ended September 30, 2012, an increase of $10.1 million. The turnaround costs in the three months ended September 30, 2013 relate to the costs of a partial turnaround of our FCC unit, originally planned for October 2013, which was accelerated into September to take advantage of the unanticipated downtime at our refinery. The turnaround costs in the three months ended September 30, 2012 relate to preparations for a partial turnaround of the No. 1 reformer unit, which was completed in November 2012.

Depreciation and amortization. Depreciation and amortization was $7.9 million for the three months ended September 30, 2013 compared to $6.4 million for the three months ended September 30, 2012, an increase of 23.4%. This increase was primarily due to increased assets placed in service as a result of our capital expenditures since September 30, 2012.

Selling, general and administrative expenses. Selling, general and administrative expenses were $7.4 million and $6.5 million for the three months ended September 30, 2013 and 2012, respectively, an increase of 13.8%. This increase was primarily due to higher risk management costs in the third quarter of 2013.

Other income, net. Other income, net was $5.4 million for the three months ended September 30, 2013 compared to $2.9 million for the three months ended September 30, 2012. This increase is driven primarily by $2.6 million of miscellaneous income related to a settlement of an indemnification arrangement.

Operating income. Income from operations was $27.8 million for the three months ended September 30, 2013 compared to $246.7 million for the three months ended September 30, 2012. This decrease from the prior-year period is primarily due to less favorable gross margins per barrel, higher turnaround costs and the negative impacts of our unplanned downtime in the third quarter of 2013.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenue. Revenue for the nine months ended September 30, 2013 was $3,355.1 million compared to $3,084.8 million for the nine months ended September 30, 2012, an increase of 8.8%. This increase is primarily due to a $443.3 million increase in crude oil revenues in the 2013 period, partially offset by an 4.7% decrease in sales volumes of refined products versus the 2012 period. These crude oil revenues relate to the sale of crude barrels (often accompanied by a repurchase) with the objective of optimizing our crude slate in a given period. The lower refined product volumes in the 2013 period are primarily attributable to planned downtime resulting from the turnaround and capacity expansion activities at our St. Paul Park refinery in the second quarter of 2013 that reduced refining throughput. Excise taxes included in revenue were $227.2 million and $207.9 million for the nine months ended September 30, 2013 and 2012, respectively.

Cost of sales. Cost of sales totaled $2,947.6 million for the nine months ended September 30, 2013 compared to $2,379.3 million for the nine months ended September 30, 2012, a 23.9% increase. This increase was primarily due to higher crude costs in the 2013 period and an increase of $444.0 million related to crude oil sales. Excise taxes included in cost of sales were $227.2 million and $207.9 million for the nine months ended September 30, 2013 and 2012, respectively. Refining gross product margin per barrel of throughput was $20.17 for the nine months ended September 30, 2013 compared to $31.52 for the nine months ended September 30, 2012, a decrease of $11.35, or 36.0%, which is primarily attributable to lower market crack spreads and less favorable differentials per barrel for our crude costs and refined product prices in the 2013 period.

Direct operating expenses. Direct operating expenses totaled $107.4 million for the nine months ended September 30, 2013 compared to $99.5 million for the nine months ended September 30, 2012, a 7.9% increase. This increase was due primarily to higher catalyst, unplanned maintenance and employee related costs in the 2013 period.

Turnaround and related expenses. Turnaround and related expenses totaled $49.2 million for the nine months ended September 30, 2013 compared to $17.1 million for the nine months ended September 30, 2012, an increase of $32.1 million. The turnaround costs in the nine months ended September 30, 2013 include the costs of a planned major plant turnaround which lasted the entire month of April 2013 and a partial turnaround of our FCC unit, originally planned for October 2013, which was accelerated into September to take advantage of the unanticipated downtime at our refinery. The turnaround costs in the nine months ended September 30, 2012 relate to a partial turnaround of the alkylation unit, which was completed in mid-May 2012.

Depreciation and amortization. Depreciation and amortization was $22.1 million for the nine months ended September 30, 2013 compared to $18.5 million for the nine months ended September 30, 2012, an increase of 19.5%. This increase was primarily due to increased assets placed in service as a result of our capital expenditures since September 30, 2012.

Selling, general and administrative expenses. Selling, general and administrative expenses were $21.8 million and $19.0 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of 14.7%. This increase was primarily due to higher risk management costs in the 2013 period.

Other income, net. Other income, net was $10.7 million for the nine months ended September 30, 2013 compared to $8.9 million for the nine months ended September 30, 2012. This increase is driven primarily by $2.6 million of miscellaneous income related to a settlement of an indemnification arrangement partially offset by lower equity income from our investment in MPL, which had experienced reduced throughput volumes in the second quarter of 2013, partially due to our turnaround and capital expansion activities.

Operating income. Income from operations was $217.7 million for the nine months ended September 30, 2013 compared to $560.3 million for the nine months ended September 30, 2012. This decrease from the prior-year period is primarily due to less favorable gross margins per throughput barrel, lower throughput rates due to the turnaround and capacity expansion projects and higher turnaround expenses in the 2013 period.

Retail Segment

	Three Months Ended,		Nine Months Ended,
	September 30,	September 30,	September 30,	September 30,
(in millions)	2013	2012	2013	2012
Revenue	$389.0	$397.1	$1,110.4	$1,121.3
Costs, expenses and other:
Cost of sales	345.3	358.1	984.0	1,003.0
Direct operating expenses	31.2	30.4	89.1	89.6
Depreciation and amortization	1.7	1.8	5.3	5.6
Selling, general and administrative	6.4	5.6	19.0	17.9

Operating income	$4.4	$1.2	$13.0	$5.2

Operating data:
Company-owned stores:
Fuel gallons sold (in millions)	81.2	80.1	232.8	231.6
Fuel margin per gallon (1)	$0.19	$0.12	$0.19	$0.17
Merchandise sales (in millions)	$94.8	$92.2	$256.6	$258.3
Merchandise margin % (2)	24.6%	25.5%	26.2%	25.4%
Number of stores at period end	163	166	163	166
Franchisee stores:
Fuel gallons sold (in millions)	13.7	11.1	35.0	33.1
Royalty income (in millions)	$0.7	$0.5	$1.9	$1.5
Number of stores at period end	74	68	74	68
Market Statistics:
PADD II gasoline prices ($/gallon)	$3.57	$3.73	$3.61	$3.67

(1)	Retail fuel margin per gallon is calculated by dividing retail fuel gross margin by the fuel gallons sold at company-operated stores. Retail fuel gross margin is a non-GAAP performance measure that we believe is important to investors in evaluating our retail performance. Our calculation of retail fuel gross margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. See “Other Non-GAAP Performance Measures” below.
(2)	Merchandise margin is expressed as a percentage of merchandise sales and is calculated by subtracting costs of merchandise from merchandise sales for company-operated stores. Merchandise margin is a non-GAAP performance measure that we believe is important to investors in evaluating our retail performance. Our calculation of merchandise margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. See “Other Non-GAAP Performance Measures” below.

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenue. Revenue for the three months ended September 30, 2013 was $389.0 million compared to $397.1 million for the three months ended September 30, 2012, a decrease of 2.0%. This decrease was primarily due to lower per gallon selling prices for fuel in the 2013 quarter partially offset by increased sales volumes for fuel and higher merchandise revenue. Excise taxes included in revenue were $2.0 million and $2.6 million for the three months ended September 30, 2013 and 2012, respectively.

Cost of sales. Cost of sales totaled $345.3 million for the three months ended September 30, 2013 and $358.1 million for the three months ended September 30, 2012, a decrease of 3.6% primarily due to lower fuel costs per gallon in the 2013 period. Excise taxes included in cost of sales were $2.0 million and $2.6 million for the three months ended September 30, 2013 and 2012, respectively. For company-operated stores, retail fuel margin per gallon was $0.19 and $0.12 for the three months ended September 30, 2013 and 2012, respectively. The fuel margin per gallon in the 2012 quarter is lower due to competitive pricing actions that occurred during the middle of the third quarter of 2012 in response to reduced volume levels across our market.

Direct operating expenses. Direct operating expenses totaled $31.2 million for the three months ended September 30, 2013 compared to $30.4 million for the three months ended September 30, 2012, an increase of 2.6% from the 2012 period due to higher credit card and advertising expenses in the 2013 quarter.

Depreciation and amortization. Depreciation and amortization was fairly consistent at $1.7 million and $1.8 million for the three months ended September 30, 2013 and 2012, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses were $6.4 million and $5.6 million for the three months ended September 30, 2013 and 2012, respectively, an increase of 14.3%. This increase is due to higher information technology and risk management costs in the 2013 quarter.

Operating income. Operating income was $4.4 million for the three months ended September 30, 2013 compared to $1.2 million for the three months ended September 30, 2012, an improvement of $3.2 million. This improvement is primarily attributable to improved fuel margins partially offset by higher direct operating and selling, general and administrative expenses in the 2013 period.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenue. Revenue for the nine months ended September 30, 2013 was $1,110.4 million compared to $1,121.3 million for the nine months ended September 30, 2012, a decrease of 1.0%. This decrease was primarily due to lower selling prices per gallon for fuel and lower merchandise sales partially offset by slightly higher fuel volumes in the 2013 period. Excise taxes included in revenue were $6.5 million and $7.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Cost of sales. Cost of sales totaled $984.0 million for the nine months ended September 30, 2013 and $1,003.0 million for the nine months ended September 30, 2012, a decrease of 1.9% primarily due to lower fuel costs per gallon and lower merchandise sales. Excise taxes included in cost of sales were $6.5 million and $7.1 million for the nine months ended September 30, 2013 and 2012, respectively. For company-operated stores, retail fuel margin per gallon was $0.19 and $0.17 for the nine months ended September 30, 2013 and 2012, respectively.

Direct operating expenses. Direct operating expenses totaled $89.1 million for the nine months ended September 30, 2013 compared to $89.6 million for the nine months ended September 30, 2012, a decrease of 0.6% from the 2012 period.

Depreciation and amortization. Depreciation and amortization was fairly consistent at $5.3 million and $5.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses were $19.0 million and $17.9 million for the nine months ended September 30, 2013 and 2012, respectively, which represents an increase of 6.1% from the 2012 period. This increase primarily relates to higher information technology and risk management costs in the 2013 period.

Operating income. Operating income was $13.0 million for the nine months ended September 30, 2013 compared to $5.2 million for the nine months ended September 30, 2012, an improvement of $7.8 million. This improvement is primarily attributable to improved fuel and merchandise margins in the 2013 period.

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

The following tables reconcile net income (loss) as reflected in the results of operations tables and segment footnote disclosures to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30, 2013
(in millions)	Refining	Retail	Other	Total
Net income (loss)	$27.8	$4.4	$(5.0)	$27.2
Adjustments:
Interest expense	—	—	6.3	6.3
Income tax provision	—	—	1.4	1.4
Depreciation and amortization	7.9	1.7	0.2	9.8

EBITDA subtotal	35.7	6.1	2.9	44.7
Minnesota Pipe Line proportionate EBITDA	0.7	—	—	0.7
Turnaround and related expenses	12.2	—	—	12.2
Equity-based compensation expense	—	—	0.7	0.7
Unrealized gains on derivative activities	—	—	(6.8)	(6.8)
Formation and offering costs	—	—	0.6	0.6
Realized gains on derivative activities	—	—	(0.8)	(0.8)

Adjusted EBITDA	$48.6	$6.1	$(3.4)	$51.3

	Three Months Ended September 30, 2012
(in millions)	Refining	Retail	Other	Total
Net income (loss)	$246.7	$1.2	$(186.8)	$61.1
Adjustments:
Interest expense	—	—	15.6	15.6
Income tax provision	—	—	7.7	7.7
Depreciation and amortization	6.4	1.8	0.1	8.3

EBITDA subtotal	253.1	3.0	(163.4)	92.7
Minnesota Pipe Line proportionate EBITDA	0.7	—	—	0.7
Turnaround and related expenses	2.1	—	—	2.1
Equity-based compensation expense	—	—	0.5	0.5
Unrealized losses on derivative activities	—	—	70.3	70.3
Contingent consideration loss	—	—	38.5	38.5
Realized losses on derivative activities	—	—	44.7	44.7

Adjusted EBITDA	$255.9	$3.0	$(9.4)	$249.5

	Nine Months Ended September 30, 2013
(in millions)	Refining	Retail	Other	Total
Net income (loss)	$217.7	$13.0	$(20.2)	$210.5
Adjustments:
Interest expense	—	—	19.0	19.0
Income tax provision	—	—	4.3	4.3
Depreciation and amortization	22.1	5.3	0.4	27.8

EBITDA subtotal	239.8	18.3	3.5	261.6
Minnesota Pipe Line proportionate EBITDA	2.1	—	—	2.1
Turnaround and related expenses	49.2	—	—	49.2
Equity-based compensation expense	—	—	6.4	6.4
Unrealized gains on derivative activities	—	—	(46.7)	(46.7)
Formation and offering costs	—	—	1.5	1.5
Realized losses on derivative activities	—	—	19.7	19.7

Adjusted EBITDA	$291.1	$18.3	$(15.6)	$293.8

	Nine Months Ended September 30, 2012
(in millions)	Refining	Retail	Other	Total
Net income (loss)	$560.3	$5.2	$(452.4)	$113.1
Adjustments:
Interest expense	—	—	36.7	36.7
Income tax provision	—	—	7.8	7.8
Depreciation and amortization	18.5	5.6	0.5	24.6

EBITDA subtotal	578.8	10.8	(407.4)	182.2
Minnesota Pipe Line proportionate EBITDA	2.1	—	—	2.1
Turnaround and related expenses	17.1	—	—	17.1
Equity-based compensation expense	—	—	1.4	1.4
Unrealized gains on derivative activities	—	—	(32.6)	(32.6)
Contingent consideration loss	—	—	104.3	104.3
Formation and offering costs	—	—	1.0	1.0
Loss on early extinguishment of derivatives	—	—	136.8	136.8
Realized losses on derivative activities	—	—	165.0	165.0

Adjusted EBITDA	$598.0	$10.8	$(31.5)	$577.3

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

The following table shows the reconciliation of refining gross product margin to refining revenue for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended,		Nine Months Ended,
	September 30,	September 30,	September 30,	September 30,
(in millions)	2013	2012	2013	2012
Refining revenue	$1,321.7	$1,151.1	$3,355.1	$3,084.8
Refining cost of sales	1,233.3	855.8	2,947.6	2,379.3

Refining gross product margin	$88.4	$295.3	$407.5	$705.5

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

The following table shows the reconciliation of retail gross margin to retail segment operating income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended,		Nine Months Ended,
	September 30,	September 30,	September 30,	September 30,
(in millions)	2013	2012	2013	2012
Retail gross margin:
Fuel margin	$15.4	$9.6	$44.2	$39.4
Merchandise margin	23.3	23.5	67.2	65.6
Other margin	5.0	5.9	15.0	13.3

Retail gross margin	43.7	39.0	126.4	118.3
Expenses:
Direct operating expenses	31.2	30.4	89.1	89.6
Depreciation and amortization	1.7	1.8	5.3	5.6
Selling, general and administrative	6.4	5.6	19.0	17.9

Retail segment operating income	$4.4	$1.2	$13.0	$5.2

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

As of September 30, 2013, we had $275 million of outstanding aggregate principal of our 7.125% senior secured notes due 2020 (the “2020 Secured Notes”) and had no outstanding balance under our Amended ABL Facility. As of September 30, 2013, the borrowing base under the Amended ABL Facility was $173.4 million and availability under the Amended ABL Facility was $136.9 million (which is net of $36.5 million in outstanding letters of credit).

In connection with the issuance of the 2020 Secured Notes, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the guarantors and the initial purchasers of the 2020 Secured Notes. Under the Registration Rights Agreement, we agreed to file with the Securities and Exchange Commission (“SEC”) a registration statement with respect to an offer to exchange the 2020 Secured Notes for substantially identical notes that are registered under the Securities Act (the “Exchange Offer”). On October 1, 2010, the SEC declared the Exchange Offer registration statement effective and we commenced the Exchange Offer. The offer expired on October 29, 2013 and we completed the Exchange Offer on October 30, 2013.

Based on current and anticipated levels of operations and conditions in our industry and markets, we believe that cash on hand, together with cash flows from operations and borrowings available to us under our revolving credit facility, will be adequate to meet our ordinary course working capital, capital expenditure, debt service and other cash requirements for at least the next twelve months.

We may use a variety of hedging instruments to enhance the stability of our cash flows. In general, we attempt to hedge risks related to the variability of our future cash flow and profitability resulting from changes in applicable commodity prices or interest rates so that we can maintain cash flows sufficient to meet debt service, required capital expenditures and similar requirements. During the first quarter of 2012, we agreed to settle a portion of our existing derivative instruments ahead of their respective expiration dates and recognized a $44.6 million loss related to the early extinguishment. In addition, during the second quarter of 2012, we reset the price of our contracts for the period of July 2012 through December 2012 and recognized a loss of approximately $92.2 million. We used $92 million of the net proceeds of the IPO to settle a portion of these obligations relating to the early extinguishment and price reset. The remaining obligation will be settled via monthly payments continuing through January 2014. As of September 30, 2013, $5.2 million of the remaining liability related to these actions is included in current liabilities with the final amount to be paid in January 2014.

Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Securing Act of 2007, the U.S. Environmental Protection Agency (“EPA”) has issued Renewable Fuels Standards (“RFS”) implementing mandates to blend renewable fuels into petroleum fuels produced and sold in the United States. We are subject to RFS. Under the RFS, the EPA establishes a volume of renewable fuels that obligated refineries must blend into their finished petroleum fuels. The obligated volume increases annually over time until 2022. Our refinery currently does not generate enough renewable identification number credits (“RINs”) to meet the current year requirement for some fuel categories, so we must purchase RINs on the open market for these categories. We project we will need to purchase between 15 and 25 million RINs on the open market for a total cost of between $10 and $20 million in 2013. The expense related to these RINs requirements are recognized throughout the year as incurred and are included within cost of sales in our consolidated statements of operations.

The unplanned downtime at our St. Paul Park refinery in September and October 2013 had a temporary impact on our short-term working capital requirements. As a result of these working capital impacts as well as concerns around the impacts on credit availability of a potential U.S. government debt default at that time, we drew $50 million from our ABL facility in October 2013 to ensure that we would have sufficient liquidity during the month. As our refinery comes back on line to full operational levels, these temporary working capital impacts will normalize and we expect to fully repay the ABL borrowing within the 2013 fourth quarter. We do not believe that these temporary working capital impacts will have any effect on our ability to pay distributions or continue to operate our business.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended,
	September 30,	September 30,
(in millions)	2013	2012
Net cash provided by operating activities	$222.6	$174.8
Net cash used in investing activities	(76.0)	(12.0)
Net cash (used in) provided by financing activities	(292.8)	37.2

Net (decrease) increase in cash and cash equivalents	(146.2)	200.0
Cash and cash equivalents at beginning of period	272.9	123.5

Cash and cash equivalents at end of period	$126.7	$323.5

Net Cash Provided By Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2013 was $222.6 million. The most significant providers of cash were our net income ($210.5 million) adjusted for non-cash adjustments, such as depreciation and amortization expense ($27.8 million), unrealized gains from derivative activities ($46.7 million) and other non-cash expenses ($8.0 million) and decreases in working capital accounts totaling ($23.0 million).

Net cash provided by operating activities for the nine months ended September 30, 2012 was $174.8 million. The most significant providers of cash were our net income ($113.1 million) adjusted for non-cash adjustments, such as depreciation and amortization expense ($24.6 million), loss on early retirement of derivatives ($136.8 million), unrealized gains from derivative activities ($32.6 million), contingent consideration loss ($104.3 million) and other non-cash expenses ($17.2 million). Offsetting these impacts were increases working capital accounts totaling ($188.6 million).

Net Cash Used In Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2013 was $76.0 million, relating primarily to capital expenditures of $77.2 million.

Net cash used in investing activities for the nine months ended September 30, 2012 was $12.0 million, relating primarily to capital expenditures ($13.3 million).

Net Cash (Used In) Provided by Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2013 was $292.8 million, representing our distribution to unitholders in the first nine months of 2013 for cash generated by us during our fourth quarter of 2012 and our first and second quarters of 2013.

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

Working Capital

Working capital at September 30, 2013 was $123.8 million, consisting of $481.7 million in total current assets and $357.9 million in total current liabilities.

Capital Spending

Capital spending was $77.2 million for the nine months ended September 30, 2013, of which approximately $49 million of discretionary capital spending was incurred primarily for expansion projects to improve our refinery capacity and light product yield. The maintenance capital spending of approximately $28 million for the nine months ended September 30, 2013 related primarily to safety related enhancements, facility improvements and meeting regulatory requirements at the refinery.

We currently expect to spend approximately $45 to $55 million for non-discretionary capital projects in 2013, including approximately $10 to $20 million to upgrade our waste water treatment facility. The remaining non-discretionary projects relate to the ongoing replacement spending also referred to as maintenance capital. We also expect to spend approximately $45 to $55 million on discretionary projects which we estimate will have a payback of less than eighteen months.

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

On November 11, 2013, NTE LP declared a quarterly distribution of $0.31 per unit to common unitholders of record on November 21, 2013. This distribution of $29 million in aggregate is based on available cash generated during the third quarter of 2013.

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

Commodity Price Risk

As a refiner of petroleum products, we have exposure to market pricing for products sold in the future. In order to realize value from our processing capacity, we must achieve a positive spread between the cost of raw materials and the value of finished products (i.e., refining gross product margin or crack spread). The physical commodities that comprise our raw materials and finished goods are typically bought and sold at a spot or index price that can be highly variable. The timing, direction and overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in our average refining gross product margin, based on our average refining throughput for the nine months ended September 30, 2013 of 73,990 bpd, would result in a change of $27.0 million in our overall annual gross margin.

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

Commodities Price and Basis Risk Management Activities

We have entered into hedge agreements that govern all cash-settled commodity transactions that we enter into with J. Aron & Company and Macquarie Bank Limited for the purpose of managing our risk with respect to the crack spread created by the purchase of crude oil for future delivery and the sale of refined petroleum products, including gasoline, diesel, jet fuel and heating fuel, for future delivery. Under the agreements, as market conditions permit, we have the capacity to hedge our crack spread risk with respect to significant percentages of the refinery’s projected monthly production of some or all of these refined products. As of September 30, 2013, we have hedged approximately one million barrels of future gasoline and diesel production under commodity derivatives contracts that are either exchange-traded contracts in the form of futures contracts or over-the-counter contracts in the form of commodity price swaps that reference benchmark indices such as NYMEX or U.S. Gulf Coast.

Our open positions at September 30, 2013 will expire at various times during 2013. Based on our open positions of approximately one million barrels, a $1.00 per barrel change in quoted market prices of our derivative instruments, assuming all other factors remain constant, could change the fair value of our derivative instruments and our net income (loss) by approximately $1.3 million.

Although we have historically been hedged at higher percentages of production, it is our plan to hedge lesser amounts in order to increase our exposure to the gross refining margins that we would realize at our refinery on an unhedged basis. We may enter into additional futures derivatives at times when we believe market conditions or other circumstances indicate that it is prudent to do so. We may use commodity derivatives contracts such as puts, calls, swaps, forward agreements and other financial instruments to mitigate the effects of the identified risks. Additionally, we may take advantage of opportunities to modify our derivative portfolio to change the percentage of our hedged refined product volumes when circumstances indicate that it is prudent to do so.

Interest Rate Risk

As of September 30, 2013, the availability under the Amended ABL Facility was $136.9 million. This availability is net of $36.5 million in outstanding letters of credit. We had no borrowings under the Amended ABL Facility at September 30, 2013. Borrowings under the Amended ABL Facility bear interest, at our option, at either (a) an alternative base rate, plus an applicable margin (ranging between 1.00% and 1.50%) or (b) a LIBOR rate plus applicable margin (ranging between 2.00% and 2.50%). The alternate base rate is the greater of (a) the prime rate, (b) the Federal Funds Effective rate plus 50 basis points, or (c) the one-month LIBOR rate plus 100 basis points and a spread of up to 225 basis points based upon percentage utilization of this facility. In addition to paying interest on outstanding borrowings, we are also required to pay an annual commitment fee ranging from 0.375% to 0.500% and letter of credit fees. See Note 12 – “Debt,” to the unaudited consolidated financial statements included herein.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), NTE LP has evaluated, under the supervision and with the participation of their respective management, including its principal executive officers and principal financial officers, the effectiveness of the design and operation of their disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by NTE LP in reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including their principal executive officers and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon the evaluation, our principal executive officers and principal financial officers have concluded that the disclosure controls and procedures were effective as of September 30, 2013 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting for NTE LP (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, NTE LP’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in Item 1A of our 2012 Annual Report on Form 10-K and in Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2013, which risks could materially affect our business, financial condition or future results. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

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

Northern Tier Energy LP

	By:	Northern Tier Energy GP LLC,
its general partner

Date November 12, 2013	By:	/s/ Hank Kuchta
Hank Kuchta
Chief Executive Officer and Director of
Northern Tier Energy GP LLC
(Principal Executive Officer and Duly Authorized Officer)

Date November 12, 2013	By:	/s/ David Bonczek
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