Form 10-Q
period 2014-03-31
Northern Tier Energy LP
filed 2014-05-07
CIK 1533454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
COMMISSION FILE NO.: 001-35612
 Northern Tier Energy LP
(Exact name of registrant as specified in its charter)

Delaware	80-0763623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1250 W. Washington Street, Suite 300 Tempe, Arizona (Address of principal executive offices)	85281 (Zip Code)
(Registrant’s telephone number including area code)
(602) 302-5450
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of May 6, 2014, Northern Tier Energy LP had 92,707,773 common units outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “NTI.”

NORTHERN TIER ENERGY LP
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q (this “Report”) may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues, reorganization and related costs and operating results are based on our forecasts for our existing operations and our current plans for our reorganization and also do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (1) Part II, “Item 1A. Risk Factors” and elsewhere in this Report and (2) Part I, “Item 1A. Risk Factors” of our 2013 Annual Report on Form 10-K.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
NORTHERN TIER ENERGY LP
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data, unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$129.4	$85.8
Receivables, less allowance for doubtful accounts	237.0	242.0
Inventories	219.5	173.5
Other current assets	13.2	23.7
Total current assets	599.1	525.0
NON-CURRENT ASSETS
Equity method investment	87.6	86.2
Property, plant and equipment, net	446.5	446.2
Intangible assets	33.8	33.8
Other assets	25.9	26.6
Total Assets	$1,192.9	$1,117.8
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$404.3	$367.0
Accrued liabilities	45.2	48.5
Total current liabilities	449.5	415.5
NON-CURRENT LIABILITIES
Long-term debt	275.0	275.0
Lease financing obligation	8.4	8.4
Other liabilities	17.8	17.8
Total liabilities	750.7	716.7
Commitments and contingencies	—	—
EQUITY
Accumulated other comprehensive loss	(1.9)	(2.0)
Partners' capital (92,707,773 and 92,100,363 units issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	444.1	403.1
Total equity	442.2	401.1
Total Liabilities and Equity	$1,192.9	$1,117.8
The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in millions, except unit and per unit data, unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
REVENUE	$1,346.3	$1,115.0
COSTS, EXPENSES AND OTHER
Cost of sales	1,156.3	879.2
Direct operating expenses	66.4	64.3
Turnaround and related expenses	0.5	9.7
Depreciation and amortization	9.9	8.6
Selling, general and administrative	27.0	25.5
Reorganization and related costs	9.4	0.4
Other income, net	(1.0)	(4.9)
OPERATING INCOME	77.8	132.2
Losses from derivative activities	—	(6.5)
Interest expense, net	(6.2)	(6.4)
INCOME BEFORE INCOME TAXES	71.6	119.3
Income tax (provision) benefit	(0.1)	0.1
NET INCOME	71.5	119.4
Other comprehensive income, net of tax	0.1	0.1
COMPREHENSIVE INCOME	$71.6	$119.5
EARNINGS PER UNIT INFORMATION:
BASIC AND DILUTED:
Weighted average number of units outstanding	92,166,841	91,915,000
Earnings per common unit	$0.77	$1.30
The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended
Increase (decrease) in cash	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71.5	$119.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9.9	8.6
Non-cash interest expense	0.6	0.6
Equity-based compensation expense	4.3	5.3
Accelerated equity-based compensation expense due to reorganization activities	3.1	—
Income from equity method investment	(1.5)	—
(Gain) loss from the change in fair value of outstanding derivatives	0.2	(11.2)
Changes in assets and liabilities, net:
Accounts receivable	5.0	(5.5)
Inventories	(46.0)	(55.4)
Other current assets	10.5	(10.8)
Accounts payable and accrued expenses	34.0	(7.9)
Other, net	(0.1)	(1.6)
Net cash provided by operating activities	91.5	41.5
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(10.0)	(26.9)
Return of capital from investments	—	1.5
Net cash used in investing activities	(10.0)	(25.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Equity distributions	(37.9)	(116.7)
Net cash used in financing activities	(37.9)	(116.7)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	43.6	(100.6)
Cash and cash equivalents at beginning of period	85.8	272.9
Cash and cash equivalents at end of period	$129.4	$172.3
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
NTE LP includes the operations of NTE LLC, St. Paul Park Refining Co. LLC (“SPPR”), Northern Tier Retail Holdings LLC (“NTRH”) and Northern Tier Oil Transport LLC (“NTOT”). NTRH is the parent company of Northern Tier Retail LLC (“NTR”) and Northern Tier Bakery LLC (“NTB”). NTR is the parent company of SuperAmerica Franchising LLC (“SAF”). In connection with the Company's IPO on July 31, 2012, NTE LLC contributed all of its membership interests in NTR, NTB and SAF to NTRH in exchange for all of the membership interests in NTRH. Effective August 1, 2012, NTRH elected to be treated as a corporation for income tax purposes in order to preserve the MLP tax status of NTE LP. SPPR has a 17% interest in MPL Investments Inc. (“MPLI”) and a 17% interest in Minnesota Pipe Line Company, LLC (“MPL”). MPLI owns 100% of the preferred interest in MPL, which owns and operates a 455,000 barrel per day (“bpd”) crude oil pipeline in Minnesota (see Note 2). NTOT is a crude oil trucking business in North Dakota that collects crude oil directly from wellheads in the Bakken Shale and transports it to regional pipeline and rail facilities.
On November 12, 2013, a new subsidiary of Western Refining, Inc. (“Western Refining”) acquired 100% of Northern Tier Energy GP LLC ("NTE GP"), the general partner of NTE LP, and 35,622,500 common units, or 38.7%, of NTE LP for total consideration of $775 million plus the distribution on the common units acquired with respect to the quarter ended September 30, 2013. The balance of the limited partner units remain publicly traded. NTE LP received no proceeds from this transaction.
As of March 31, 2014, SPPR, which is located in St. Paul Park, Minnesota, has total crude oil throughput capacity of 89,500 barrels per calendar day or 96,500 barrels per stream day. Refining operations include crude fractionation, catalytic cracking, hydrotreating, reforming, alkylation, sulfur recovery and a hydrogen plant. The refinery processes predominately North Dakota and Canadian crude oils into products such as gasoline, diesel, jet fuel, kerosene, asphalt, propane, propylene and sulfur. The refined products are sold to markets primarily located in the Upper Great Plains of the United States.
As of March 31, 2014, NTR operates 164 convenience stores under the SuperAmerica brand and SAF supports 79 franchised stores which also utilize the SuperAmerica brand. These 243 SuperAmerica stores are primarily located in Minnesota and Wisconsin and sell gasoline, merchandise and, in some locations, diesel fuel. There is a wide range of merchandise sold at the stores including prepared foods, beverages and non-food items. The merchandise sold includes a significant number of proprietary items.
NTB prepares and distributes food products under the SuperMom’s Bakery brand primarily to SuperAmerica branded retail outlets.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods reported have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period. The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements of NTE LP at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K.
2. SUMMARY OF PRINCIPAL ACCOUNTING POLICIES
The significant accounting policies set forth in Note 2 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.
Principles of Consolidation
NTE LP is a Delaware limited partnership which consolidates all accounts of NTE LLC and its subsidiaries - SPPR, NTRH and NTOT. All intercompany accounts have been eliminated in these consolidated financial statements.

The Company’s common equity interest in MPL is accounted for using the equity method of accounting. Equity income from MPL represents the Company’s proportionate share of net income available to common equity owners generated by MPL.
The equity method investment is assessed for impairment whenever changes in facts or circumstances indicate a loss in value has occurred. When the loss is deemed to be other than temporary, the carrying value of the equity method investment is written down to fair value, and the amount of the write-down is included in net income. See Note 6 for further information on the Company’s equity method investment.
MPLI owns all of the preferred membership units of MPL. This investment in MPLI, which provides the Company no significant influence over MPLI, is accounted for as a cost method investment. The investment in MPLI is carried at a value of $6.8 million at March 31, 2014 and December 31, 2013 and is included in other noncurrent assets within the consolidated balance sheets.
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
Operating Segments
The Company has two reportable operating segments; Refining and Retail (see Note 18 for further information on the Company’s operating segments). The Refining and Retail operating segments consist of the following:

•	Refining – operates the St. Paul Park, Minnesota refinery, terminal and related assets, NTOT and includes the Company’s interest in MPL and MPLI, and

•	Retail – operates 164 convenience stores primarily in Minnesota and Wisconsin. The retail segment also includes the operations of NTB and SAF.
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
Derivative Financial Instruments
The Company is exposed to earnings and cash flow volatility based on the timing and change in refined product prices and crude oil prices. To manage these risks, the Company may use derivative instruments associated with the purchase or sale of crude oil and refined products. Crack spread future and swap contracts may be used to hedge the volatility of refining margins. The Company also may use futures contracts to manage price risks associated with inventory quantities above or below target levels. The Company does not enter into derivative contracts for speculative purposes. All derivative instruments are recorded in the consolidated balance sheet at fair value and are classified depending on the maturity date of the underlying contracts. Changes in the fair value of its contracts are accounted for by marking them to market and recognizing any resulting gains or losses in its statements of operations. Gains and losses from derivative activity specific to the risk mitigation on inventory quantities in excess of target inventory levels are included within cost of sales. Gains and losses from derivative activity specific to the risk mitigation on the crack spread future and swap derivatives, initially entered into at the Company's inception, are included within gains (losses) on derivative activities. Derivative gains and losses are reported as operating activities within the consolidated statement of cash flows.

Excise Taxes
The Company is required by various governmental authorities, including federal and state, to collect and remit taxes on certain products. Such taxes are presented on a gross basis in revenue and cost of sales in the consolidated statements of operations. These taxes totaled $88.9 million and $70.8 million for the three months ended March 31, 2014 and 2013, respectively.
Cost of Sales
Cost of sales in the consolidated statements of operations and comprehensive income excludes depreciation and amortization of refinery assets and the direct labor and overhead costs related to the operation of the refinery. These costs are included in the consolidated statements of operations and comprehensive income in the depreciation and amortization and direct operating expenses line items, respectively.
Product Exchanges
The Company enters into exchange contracts whereby it agrees to deliver a particular quantity and quality of crude oil or refined products at a specified location and date to a particular counterparty and to receive from the same counterparty a particular quantity and quality of crude oil or refined products at a specified location on the same or another specified date. The exchange receipts and deliveries are nonmonetary transactions, with the exception of associated grade or location differentials that are settled in cash. These transactions are not recorded as revenue because they involve the exchange of inventories held in the ordinary course of business to facilitate sales to customers or delivery of feedstocks to the Company's refinery. The exchange transactions are recognized net within cost of sales at the carrying amount of the inventory transferred plus or minus any cash settlement due to grade or location differentials. Contracts for crude oil or refined products deliveries or receipts that do not meet the requirements to allow for netting are recognized as separate revenue and cost of sales transactions.
Reclassification
Certain reclassifications have been made to the prior-year financial information in order to conform to the Company’s current presentation. Specifically, $0.3 million in net gains from derivative activity related to risk mitigation on refined product inventory in excess of targeted levels have been reclassified from gains (losses) from derivative activities to cost of sales for the three months ended March 31, 2013 within the consolidated statements of operations and comprehensive income.
Accounting Developments
Recently issued accounting pronouncements that have been adopted in the current period did not materially impact the consolidated financial statements, and no material impact is expected from accounting pronouncements issued and pending implementation.
3. RELATED PARTY TRANSACTIONS
The original investors in NTE LLC, which included ACON Refining Partners L.L.C. and TPG Refining L.P., were related parties of the Company from inception through November 12, 2013, the date they sold their remaining indirect interest in the Company to a subsidiary of Western Refining (see Note 1). Upon execution of that transaction, Western Refining became a related party to the Company. For the three months ended March 31, 2014, the Company purchased crude oil from a subsidiary of Western Refining of $6.3 million. Also for the three months ended March 31, 2014, the Company realized $0.9 million in revenue from the sales of asphalt and renewable identification numbers and $0.1 million in lease revenue from the sublease of railcars to such subsidiary.
MPL is also a related party of the Company, however the Company has a crude oil supply and logistics agreement with a third party and has had no direct supply transactions with MPL.
4. INCOME TAXES
NTE LP is organized in such a way as to be treated as a MLP for tax purposes. However, NTRH, the parent company of NTR and NTB, is taxed as a corporation for federal and state income tax purposes. No provision for income tax is calculated on the earnings of the Company or its subsidiaries other than NTRH, as these entities are non-taxable pass-through entities for tax purposes.
The Company’s effective tax rate for the three months ended March 31, 2014 and 2013, was 0.1% (expense) and less than 0.1% (benefit), respectively, as compared to the Company's consolidated federal and state expected statutory tax rate of 42.0% and 40.4%, respectively. The Company's effective tax rate for the three months ended March 31, 2014 and 2013 was primarily due to the fact that only the retail operations of the Company are taxable entities.

5. INVENTORIES

	March 31,	December 31,
(in millions)	2014	2013
Crude oil and refinery feedstocks	$16.1	$29.4
Refined products	167.1	106.7
Merchandise	21.6	22.6
Supplies and sundry items	14.7	14.8
Total	$219.5	$173.5
The LIFO method accounted for 84% and 78% of total inventory value at March 31, 2014 and December 31, 2013, respectively.
6. EQUITY METHOD INVESTMENT
The Company has a 17% common equity interest in MPL. The carrying value of this equity method investment was $87.6 million and $86.2 million at March 31, 2014 and December 31, 2013, respectively.
As of March 31, 2014 and December 31, 2013, the carrying amount of the equity method investment was $6.4 million higher than the underlying net assets of the investee, respectively. The Company is amortizing this difference over the remaining life of MPL’s primary asset (the fixed asset life of the pipeline).
No distributions were received from MPL in the three months ended March 31, 2014. For the three months ended March 31, 2013, the Company received $4.9 million of distributions from MPL. Equity income from MPL was $1.5 million and $3.4 million for the three months ended March 31, 2014 and 2013, respectively.
7. PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment (“PP&E”) consisted of the following:

	Estimated	March 31,	December 31,
(in millions)	Useful Lives	2014	2013
Land		$9.0	$9.0
Retail stores and equipment	2 - 22 years	57.4	54.9
Refinery and equipment	5 - 24 years	407.6	403.5
Buildings and building improvements	25 years	8.8	8.9
Software	5 years	18.7	18.6
Vehicles	5 years	4.7	4.7
Other equipment	2 - 7 years	8.6	8.5
Precious metals		10.2	10.2
Assets under construction		29.6	26.3
		554.6	544.6
Less: accumulated depreciation		108.1	98.4
Property, plant and equipment, net		$446.5	$446.2
PP&E includes gross assets acquired under capital leases of $9.2 million at both March 31, 2014 and December 31, 2013, with related accumulated depreciation of $1.3 million and $1.2 million, respectively. The Company had depreciation expense related to capitalized software of $0.9 million for both the three months ended March 31, 2014 and 2013.
8. INTANGIBLE ASSETS
Intangible assets are comprised of franchise rights and trade names amounting to $33.8 million at both March 31, 2014 and December 31, 2013. At both March 31, 2014 and December 31, 2013, the franchise rights and trade name intangible asset values were $12.4 million and $21.4 million, respectively. These assets have an indefinite life and therefore are not amortized, but rather are tested for impairment annually or sooner if events or changes in circumstances indicate that the fair value of the intangible asset has been reduced below carrying value.

9. DERIVATIVES
The Company is subject to crude oil and refined product market price fluctuations caused by supply conditions, weather, economic conditions and other factors. At inception, the Company entered into crack spread derivative contracts as a strategy to mitigate refining margin risk on a portion of its 2011 through 2013 projected refining production. The Company also periodically uses futures contracts to manage price risks associated with inventory quantities above target levels.
Under its risk mitigation strategy, the Company may buy or sell an amount equal to a fixed price times a certain number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. Physical volumes are not exchanged and these contracts are net settled with cash. The contracts are not being accounted for as hedges for financial reporting purposes. The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet and any related net gain or loss is recorded within the consolidated statements of operations. Net gains or losses for contracts to mitigate price risk associated with inventory quantities above target levels are recorded in cost of sales. Net gains or losses for contracts to mitigate refining margin risk are recorded in gains (losses) from derivative activities. Observable quoted prices for similar assets or liabilities in active markets (Level 2 as described in Note 12) are considered to determine the fair values for the purpose of marking to market the derivative instruments at each period end. As of December 31, 2013, all of the Company's outstanding crack spread derivative contracts, initially entered into at inception, had expired and, as such, at both December 31, 2013 and March 31, 2014, the Company had no open crack spread derivative instruments. However, the Company did have outstanding futures contracts at March 31, 2014 to manage price risks on inventory quantities above target levels.
All derivative contracts are marked to market at period end and the resulting gains and losses are recognized in earnings. Recognized gains and losses on derivatives were as follows:

	Three Months Ended March 31,
(in millions)	2014	2013
Gain (loss) on the change in fair value of outstanding derivatives	$(0.2)	$11.2
Settled derivative gains (losses)	(0.7)	(17.4)
Total recognized gain (loss)	$(0.9)	$(6.2)

Gain (loss) recognized in Cost of sales	$(0.9)	$0.3
Loss recognized in Losses from derivative activities	—	(6.5)
Total recognized net loss on derivatives	$(0.9)	$(6.2)
The Company’s outstanding derivative instruments as of March 31, 2014 were $0.2 million, located in accrued liabilities. The Company had no outstanding positions at December 31, 2013.
10. DEBT
2020 Secured Notes
NTE LLC has outstanding $275 million in aggregate principal amount of 7.125% senior secured notes due 2020 (the “2020 Secured Notes”). The 2020 Secured Notes are guaranteed, jointly and severally, on a senior secured basis by all of the Company’s existing and future 100% direct and indirect subsidiaries on a full and unconditional basis; however, there are certain obligations not on a full and unconditional basis as a result of subsidiaries being able to be released as guarantors under certain customary circumstances for such arrangements. A subsidiary guarantee can be released under customary circumstances, including (a) the sale of the subsidiary, (b) the subsidiary being declared “unrestricted,” (c) the legal or covenant defeasance or satisfaction and discharge of the indenture, or (d) liquidation or dissolution of the subsidiary. Separate condensed consolidating financial information is not included as the guarantor company, Northern Tier Energy LP, does not have independent assets or operations. The 2020 Secured Notes and the subsidiary note guarantees are secured on a pari passu basis with certain hedging agreements by a first-priority security interest in substantially all present and hereinafter acquired tangible and intangible assets of NTE LLC and each of the subsidiary guarantors and by a second-priority security interest in the inventory, accounts receivable, investment property, general intangibles, deposit accounts and cash and cash equivalents collateralized by the ABL Facility. Additionally, the 2020 Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by NTE LP. The Company is required to make interest payments on May 15 and November 15 of each year, which commenced on May 15, 2013. There are no scheduled principal payments required prior to the notes maturing on November 15, 2020. Effective in October 2013, the 2020 Secured Notes were registered with the SEC and became publicly traded debt.

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
The 2020 Secured Notes contain certain covenants that, among other things, limit the ability, subject to certain exceptions, of the Company to incur additional debt or issue preferred stock, to purchase, redeem or otherwise acquire or retire its equity interests, to make certain investments, loans and advances, to sell, lease or transfer any of its property or assets, to merge, consolidate, lease or sell substantially all of the Company’s assets, to suffer a change of control and to enter into new lines of business.
ABL Facility
The Company's ABL facility (the “ABL Facility”) is a $300 million secured asset-backed revolving credit facility with a maturity date of July 17, 2017.
The ABL Facility includes a springing financial covenant to provide that, if the amount available under the revolving credit facility is less than the greater of (i) 12.5% (changed from 15%) of the lesser of (x) the $300 million commitment amount and (y) the then-applicable borrowing base and (ii) $22.5 million, the Company must comply with a minimum Fixed Charge Coverage Ratio (as defined in the ABL Facility) of at least 1.0 to 1.0. Other covenants include, but are not limited to: restrictions, subject to certain exceptions, on the ability of the Company and its subsidiaries to sell or otherwise dispose of assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, and engage in certain transactions with affiliates.
Borrowings under the ABL Facility bear interest, at the Company’s option, at either (a) an alternative base rate, plus an applicable margin (ranging between 1.00% and 1.50%) or (b) a LIBOR rate plus applicable margin (ranging between 2.00% and 2.50%). The alternate base rate is the greater of (a) the prime rate, (b) the Federal Funds Effective rate plus 50 basis points, or (c) the one-month LIBOR rate plus 100 basis points and a spread of up to 225 basis points based upon percentage utilization of this facility. In addition to paying interest on outstanding borrowings, the Company is also required to pay an annual commitment fee ranging from 0.375% to 0.500% and letter of credit fees.
As of March 31, 2014, the borrowing base under the ABL Facility was $262.9 million and availability under the ABL Facility was $234.8 million (which is net of $28.1 million in outstanding letters of credit). The Company had no borrowings under the ABL Facility at March 31, 2014 or December 31, 2013.
11. EQUITY
Public Offerings
During the year ended December 31, 2013, Northern Tier Holdings LLC (NT Holdings), the owner of NTE GP LLC prior to November 12, 2013, completed three secondary public offerings of 37,605,000 NTE LP common units in total. These offerings did not increase the total common units outstanding and the Company received no proceeds. Under the Company’s partnership agreement, the offering costs from subsequent offerings of common units to the public by NT Holdings were incurred by the Company. For the three months ended March 31, 2013, the Company expensed $0.4 million of offering costs from these secondary offerings (see Note 19).
Western Refining Acquisition
On November 12, 2013, NT Holdings formed a new subsidiary, NT InterHoldCo LLC, and contributed all of its interest in NTE LP and NTE GP, the general partner of NTE LP, to NT InterHoldCo LLC. Subsequent to the contribution, NT Holdings entered into a definitive agreement to sell all of its interests in NT InterHoldCo LLC to Western Refining for total consideration of $775 million plus the cash distribution payable to the holders of the common units acquired with respect to the quarter ended September 30, 2013. As a result of this transaction, Western Refining now indirectly owns 100% of Northern Tier Energy GP LLC and 35,622,500 common units, or 38.7%, of NTE LP. The balance of the limited partner units remain publicly traded. NTE LP received no proceeds from this transaction. As of the purchase date, NT InterHoldCo LLC, as the owner of the general partner of NTE LP, has the ability to appoint all of the members of the general partner’s board of directors.
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
The following table details the quarterly distributions paid to common unitholders during the year ended December 31, 2013 and the three months ended March 31, 2014 (in millions, except per unit amounts):

Date Declared	Date Paid	Common Units (in millions)	Distribution per common unit	Total Distribution (in millions)
2013 Distributions:
February 11, 2013	February 28, 2013	91.9	$1.27	$116.7
May 13, 2013	May 30, 2013	92.2	$1.23	113.4
August 13, 2013	August 29, 2013	92.2	$0.68	62.7
November 11, 2013	November 27, 2013	92.2	$0.31	28.6
Total distributions paid during 2013			$3.49	$321.4
2014 Distributions:
February 7, 2014	February 28, 2014	92.4	$0.41	$37.9
Total distributions paid during 2014			$0.41	$37.9
On May 6, 2014, the board of directors of NTE LP's general partner declared a quarterly distribution of $0.77 per unit to common unitholders of record on May 19, 2014, payable on May 30, 2014. This distribution of approximately $71 million in aggregate is based on available cash generated during the three months ended March 31, 2014.
Changes in Partners' Equity

(in millions)	Accumulated Other Comprehensive Income	Partners' Capital	Total Partners' Equity
Balance at December 31, 2013	$(2.0)	$403.1	$401.1
Net income	—	71.5	71.5
Distributions	—	(37.9)	(37.9)
Equity-based compensation expense	—	7.4	7.4
Amortization of net prior service cost on defined benefit plans	0.1	—	0.1
Balance at March 31, 2014	$(1.9)	$444.1	$442.2
During the three months ended March 31, 2014, the Company's common units issued and outstanding increased by 607,410, all of which were attributable to equity-based compensation awards, net of forfeitures (see Note 14).

Earnings per Unit
The following table illustrates the computation of basic and diluted earnings per unit for the three months ended March 31, 2014 and 2013. The Company has outstanding restricted common units under its LTIP program (see Note 14) that participate in non-forfeitable distributions, which requires the Company to calculate earnings per unit under the two-class method. Under this method, distributed earnings and undistributed earnings (loss) are allocated between unrestricted common units and restricted common units.

	Three Months Ended March 31,
(in millions, except unit and per-unit data)	2014	2013
Net income available to common unitholders	$71.5	$119.4
Less: distributed and undistributed earnings to participating restricted common units	(0.3)	—
Net income attributable to unrestricted common units	$71.2	$119.4

Weighted average unrestricted common units - basic & diluted	92,166,841	91,915,000

Basic & diluted earnings per unit	$0.77	$1.30
12. FAIR VALUE MEASUREMENTS
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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at March 31, 2014 and December 31, 2013:

	Balance at	Quoted prices in active markets	Significant other observable inputs	Unobservable inputs
(in millions)	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$129.4	$129.4	$—	$—
	$129.4	$129.4	$—	$—

LIABILITIES
Derivative liability - current	$(0.2)	$—	$(0.2)	$—
	$(0.2)	$—	$(0.2)	$—

	Balance at	Quoted prices in active markets	Significant other observable inputs	Unobservable inputs
(in millions)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$85.8	$85.8	$—	$—
	$85.8	$85.8	$—	$—
As of March 31, 2014 and December 31, 2013, the Company had no Level 3 fair value assets or liabilities.
The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or of the change in circumstances that caused the transfer. For the three months ended March 31, 2014 and 2013, there were no transfers in or out of Levels 1, 2 or 3.
Assets not recorded at fair value on a recurring basis, such as property, plant and equipment, intangible assets and cost method investments, are recognized at fair value when they are impaired. During the three months ended March 31, 2014 and 2013, there were no adjustments to the fair value of such assets.
The carrying value of debt, which is reported on the Company’s consolidated balance sheets, reflects the cash proceeds received upon its issuance, net of subsequent repayments. The fair value of the 2020 Secured Notes disclosed below was determined based on quoted prices in active markets (Level 1).

	March 31, 2014		December 31, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Secured Notes	$275.0	$296.7	$275.0	$291.1
13. ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in asset retirement obligations:

	Three Months Ended
(in millions)	March 31, 2014	March 31, 2013
Asset retirement obligation balance at beginning of period	$2.2	$1.9
Accretion expense	0.1	—
Asset retirement obligation balance at end of period	$2.3	$1.9
14. EQUITY-BASED COMPENSATION
The Company maintains an equity-based compensation plan designed to encourage employees and directors of the Company to achieve superior performance. The current plan is maintained by the general partner of NTE LP and is referred to as the 2012 Long-Term Incentive Plan (“LTIP”). A former equity-based plan (the “NT Investor Plan”) was sponsored by members of NT Investors, the parent company of NT Holdings, and granted profit unit interests in NT Investors. All equity-based compensation expense related to both plans is recognized by the Company. The Company recognized equity-based compensation expense of $4.3 million and $5.3 million for the three months ended March 31, 2014, and 2013, respectively, related to these plans.
LTIP
Approximately 9.2 million NTE LP common units are reserved for issuance under the LTIP. The LTIP was created concurrent with the IPO and permits the award of unit options, restricted units, phantom units, unit appreciation rights and other awards that derive their value from the market price of NTE LP’s common units. As of March 31, 2014, approximately 0.5 million units were outstanding under the LTIP, the majority of these units are restricted.
For the majority of these awards, fifty percent of the restricted unit grant is subject to time-based vesting conditions and fifty percent are subject to performance-based vesting conditions. For the performance-based restricted units, the target number of units granted may be proportionally adjusted up or down subject to the Company meeting certain financial metrics, namely cash available for distribution. The Company recognizes the expense on these restricted units ratably from the grant date until all units become unrestricted. Awards generally vest ratably over a three-year period beginning on the award's first anniversary date. Compensation expense related to these restricted units is based on the grant date fair value as determined by the closing market price on the grant date, reduced by the fair value of estimated forfeitures. For awards to employees, the Company estimates a 10% forfeiture rate which is subject to revision depending on the actual forfeiture experience. During the three months ended March 31, 2014, the Company recognized $3.1 million of equity-based compensation related to the accelerated vesting of LTIP grants as part of a plan that includes the relocation of its corporate offices and the reorganization of various positions within the Company (see Note 19).
A summary of the LTIP unit activity is set forth below:

	Number of	Weighted	Weighted
	LTIP units	Average Grant	Average Term
	(in thousands)	Date Price	Until Maturity
Outstanding at December 31, 2013	306.6	$27.02	2.9
Awarded	482.8	24.28	2
Cancelled	(1.9)	26.52	2.4
Vested	(277.1)	25.68	-
Outstanding at March 31, 2014	510.4	$25.15	2.6
As of March 31, 2014 and December 31, 2013, the total unrecognized compensation cost for LTIP restricted units was $9.7 million and $6.1 million, respectively.
NT Investor Plan
The NT Investor Plan was an equity participation plan which provided for the award of profit interest units in NT Investors to certain employees and independent non-employee directors of NTE LLC. Approximately 29 million profit interest units in NT Investors were reserved for issuance under the plan. The exercise price for a profit interest unit was not to be less than 100% of the fair market value of NT Investors equity units on the date of grant. Profit interest units were to vest in annual installments over a period of five years after the date of grant and expire ten years after the date of grant. Upon NT Investors meeting certain thresholds of distributions from NTE LLC and NTE LP, profit interest unit vesting would accelerate. Continued employment in any subsidiary of NT Investors was a condition of vesting and, as such, compensation expense was recognized in the Company’s financial statements based upon the fair value of the award on the date of grant. This compensation expense was a non-cash expense of the Company. The NT Investor Plan awards were satisfied by cash distributions made from NT Holdings and did not dilute cash available for distribution to the unitholders of NTE LP.
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
15. EMPLOYEE BENEFIT PLANS
Cash Balance Plan
The Company sponsors a defined benefit cash balance pension plan (the “Cash Balance Plan”) for eligible employees. Company contributions are made to the cash account of the participants equal to 5.0% of eligible compensation. Participants’

cash accounts also receive interest credits each year based upon the average thirty-year United States Treasury bond rate published in September preceding the respective plan year. Participants become fully-vested in their accounts after three years of service. The net periodic benefit cost related to the Cash Balance Plan for both the three months ended March 31, 2014 and 2013 was $0.5 million, related primarily to current period service costs.
Retiree Medical Plan
The Company also sponsors a plan to provide retirees with health care benefits prior to age 65 (the “Retiree Medical Plan”) for eligible employees. Eligible employees may participate in the Company’s health care benefits after retirement subject to cost-sharing features. To be eligible for the Retiree Medical Plan, employees must have completed at least 10 years of service with the Company or its predecessor and be between the ages of 55 and 65 years old. The net periodic benefit cost related to the Retiree Medical Plan for both the three months ended March 31, 2014 and 2013 was $0.2 million related primarily to current period and prior service costs.
16. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information is as follows:

	Three Months Ended
(in millions)	March 31, 2014	March 31, 2013
Net cash from operating activities included:
Interest paid	$0.9	$1.1
Income taxes paid	—	0.4

Noncash investing and financing activities include:
Capital expenditures included in accounts payable	$3.0	$3.7
17. COMMITMENTS AND CONTINGENCIES
The Company is the subject of, or party to, contingencies and commitments involving a variety of matters. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Company’s consolidated financial statements.
Environmental Matters
The Company is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At both March 31, 2014 and December 31, 2013, liabilities for remediation totaled $1.5 million. These liabilities are expected to be settled over at least the next 10 years. Receivables for recoverable costs from the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets, and others were $0.1 million at both March 31, 2014 and December 31, 2013.
The Company is currently in negotiations with the Minnesota Pollution Control Agency relating to a permit for an upgraded waste water treatment plant at its St. Paul Park refinery. As part of the permitting process, the refinery may be required to conduct additional testing of its remaining lagoon.  The refinery is evaluating options and alternatives relating to this lagoon and associated fire water resources, some of which may result in future remediation or capital spending. While the amounts of any potential future remediation cost or capital spending are not yet estimable, we do not anticipate that it would have a material impact on the Company's financial condition, results of operations or cash flows.
It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred by the Company or the penalties that may be imposed. Furthermore, environmental remediation costs may vary from estimates for which a liability has been recorded because of changes in laws, regulations and their interpretation; additional information on the extent and nature of site contamination; and improvements in technology.
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
18. SEGMENT INFORMATION
The Company has two reportable operating segments: Refining and Retail. Each of these segments is organized and managed based upon the nature of the products and services they offer. The segment disclosures reflect management’s current organizational structure.

•	Refining – operates the St. Paul Park, Minnesota refinery, terminal, NTOT and related assets, and includes the Company’s interest in MPL and MPLI, and

•	Retail – operates 164 convenience stores primarily in Minnesota and Wisconsin. The retail segment also includes the operations of NTB and SAF.
Operating results for the Company’s operating segments are as follows:

(in millions)
Three months ended March 31, 2014	Refining	Retail	Other	Total
Revenues
Customer	$1,011.2	$335.1	$—	$1,346.3
Intersegment	232.4	—	—	232.4
Segment revenues	1,243.6	335.1	—	1,578.7
Elimination of intersegment revenues	—	—	(232.4)	(232.4)
Total revenues	$1,243.6	$335.1	$(232.4)	$1,346.3

Net income (loss)	$97.8	$1.6	$(27.9)	$71.5
Income from equity method investment	$1.5	$—	$—	$1.5
Depreciation and amortization	$8.0	$1.7	$0.2	$9.9
Capital expenditures	$8.8	$1.1	$0.1	$10.0

(in millions)
Three months ended March 31, 2013	Refining	Retail	Other	Total
Revenues
Customer	$771.8	$343.2	$—	$1,115.0
Intersegment	246.8	—	—	246.8
Segment revenues	1,018.6	343.2	—	1,361.8
Elimination of intersegment revenues	—	—	(246.8)	(246.8)
Total revenues	$1,018.6	$343.2	$(246.8)	$1,115.0

Net income (loss)	$142.1	$0.7	$(23.4)	$119.4
Income from equity method investment	$3.4	$—	$—	$3.4
Depreciation and amortization	$6.7	$1.8	$0.1	$8.6
Capital expenditures	$26.5	$0.4	$—	$26.9

Intersegment sales from the refining segment to the retail segment consist primarily of sales of refined products which are recorded based on contractual prices that are market-based. Revenues from external customers are nearly all in the United States.
Total assets by segment were as follows:

(in millions)	Refining	Retail	Corporate/Other	Total
At March 31, 2014	$906.8	$124.9	$161.2	$1,192.9

At December 31, 2013	$875.6	$138.2	$104.0	$1,117.8
Total assets for the refining and retail segments exclude all intercompany balances. All cash and cash equivalents are included as corporate/other assets. All property, plant and equipment are located in the United States.
19. REORGANIZATION AND RELATED COSTS
During the first quarter of 2014, the Company initiated a plan that included a planned relocation of its corporate offices and the reorganization of various positions within the Company, primarily among senior management. In relation to this reorganization plan, it was determined during the three months ended March 31, 2014 that certain employees of the Company will be terminated. The Company recognized $9.4 million of expense during the three months ended March 31, 2014, which included compensation related to the severance of employment and the acceleration of unvested equity based compensation. These costs are recognized in the reorganization and related costs line within the consolidated statements of operations and comprehensive income. The Company expects to recognize an additional $3.2 million in reorganization costs during the three months ending June 30, 2014, at which time it expects the reorganization plans related to its corporate offices to be complete. As of March 31, 2014, the Company had $4.0 million in unpaid reorganization expenses included in the accrued liabilities line item of the consolidated balance sheets.

(in millions)	Three Months Ended March 31, 2014
Reorganization and related costs incurred during period	$9.4
Less: non-cash equity based awards with accelerated vesting	(3.1)
Cash payments made to severed employees	(2.3)
Ending liability for cash portion of reorganization costs	$4.0
For the three months ended March 31, 2013, the Company recognized a charge of $0.4 million for offering costs that did not meet the requirements for deferral, related to a secondary public offering of common units held by the owner of the Company's general partner interest at that time, NT Holdings (see Note 11).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements.”
Overview
We are an independent downstream energy limited partnership with refining, retail and pipeline operations that serves the PADD II region of the United States. We operate our assets in two business segments: the refining business and the retail business. For the three months ended March 31, 2014, we had total revenues of $1.3 billion, operating income of $77.8 million, net income of $71.5 million and Adjusted EBITDA of $102.6 million. A definition and reconciliation of Adjusted EBITDA to net income is included herein under the caption “Adjusted EBITDA.”
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
We also own various storage and transportation assets, including a light products terminal, a heavy products terminal, storage tanks, rail loading/unloading facilities, the Aranco and Cottage Grove pipelines and a Mississippi river dock. We operate a crude oil transportation business in North Dakota that allows us to purchase crude oil at the wellhead in the Bakken Shale while limiting the impact of rising trucking costs for crude oil in North Dakota. Our refining business also includes our 17% interest in MPL and MPLI, which owns and operates the Minnesota Pipeline, a 455,000 bpd crude oil pipeline system that transports crude oil (primarily from Western Canada and North Dakota) for approximately 300 miles from the Enbridge pipeline hub at Clearbrook, Minnesota to our refinery. The Minnesota Pipeline has historically transported the majority of the crude oil used and processed in our refinery.
Retail Business
As of March 31, 2014, our retail business operated 164 convenience stores under the SuperAmerica brand and also supported 79 franchised convenience stores, which are also operated under the SuperAmerica brand. These convenience stores are located primarily in Minnesota and Wisconsin and sell various grades of gasoline and diesel, tobacco products and immediately consumable items such as beverages, prepared food and a large variety of snacks and prepackaged items. Our refinery supplies substantially all of the gasoline and diesel sold in our company-operated stores and franchised convenience stores within our distribution area.
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

Consolidated Financial Data

	Three Months Ended,
(in millions)	March 31, 2014	March 31, 2013
Revenue	$1,346.3	$1,115.0
Costs, expenses and other:
Cost of sales	1,156.3	879.2
Direct operating expenses	66.4	64.3
Turnaround and related expenses	0.5	9.7
Depreciation and amortization	9.9	8.6
Selling, general and administrative	27.0	25.5
Reorganization and related costs	9.4	0.4
Other income, net	(1.0)	(4.9)
Operating income	77.8	132.2
Losses from derivative activities	—	(6.5)
Interest expense, net	(6.2)	(6.4)
Income before income taxes	71.6	119.3
Income tax (provision) benefit	(0.1)	0.1
Net income	$71.5	$119.4

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Revenue. Revenue for the three months ended March 31, 2014 was $1,346.3 million compared to $1,115.0 million for the three months ended March 31, 2013, an increase of 20.7%. Refining segment revenue increased 22.1% and retail segment revenue decreased 2.4% compared to the three months ended March 31, 2013. Refining revenue included a $168.4 million increase in crude oil revenues in the three months ended March 31, 2014 and a 5.3% increase in sales volumes of refined products versus the three months ended March 31, 2013. Crude oil revenues relate to the sale of crude barrels (often accompanied by an offsetting purchase with a different counterparty) with the objective of optimizing our crude slate in a given period. The higher refined product volumes are primarily attributable to increased throughput capacity due to our crude expansion project completed in the second quarter of 2013. Retail revenue decreased primarily due to lower volumes and market prices per gallon for fuel sales during the three months ended March 31, 2014 primarily as a result of inclement weather in our sales area and a lower number of company-operated stores. Excise taxes included in revenue totaled $88.9 million and $70.8 million for the three months ended March 31, 2014 and 2013, respectively.
Cost of sales. Cost of sales totaled $1,156.3 million for the three months ended March 31, 2014 compared to $879.2 million for the three months ended March 31, 2013, an increase of 31.5%, primarily due to higher crude costs in the three months ended March 31, 2014, an increase of $169.3 million related to crude oil sales and the higher refining sales volumes. Excise taxes included in cost of sales were $88.9 million and $70.8 million for the three months ended March 31, 2014 and 2013, respectively.
Direct operating expenses. Direct operating expenses totaled $66.4 million for the three months ended March 31, 2014 compared to $64.3 million for the three months ended March 31, 2013, an increase of 3.3%, due primarily to the impact of higher natural gas costs within our refining segment in the three months ended March 31, 2014.
Turnaround and related expenses. Turnaround and related expenses totaled $0.5 million for the three months ended March 31, 2014 compared to $9.7 million for the three months ended March 31, 2013. The turnaround costs in the three months ended March 31, 2014 include preparation costs for a partial turnaround of our hydrogen unit planned for the second quarter of 2014. The 2013 costs relate to a planned major plant turnaround which lasted the entire month of April 2013.
Depreciation and amortization. Depreciation and amortization was $9.9 million for the three months ended March 31, 2014 compared to $8.6 million for the three months ended March 31, 2013, an increase of 15.1%. This increase was due to increased assets placed in service as a result of our capital expenditures since March 31, 2013, primarily within our refining segment.

Selling, general and administrative expenses. Selling, general and administrative expenses were $27.0 million for the three months ended March 31, 2014 compared to $25.5 million for the three months ended March 31, 2013. This increase of 5.9% relates primarily to higher professional service fees in the quarter ended March 31, 2014.
Reorganization and related costs. Reorganization and related costs for the three months ended March 31, 2014 and 2013 were $9.4 million and $0.4 million, respectively. The reorganization and related costs in the quarter ended March 31, 2014 relate primarily to employee termination costs related to the planned transfer of our corporate offices from Connecticut to Arizona. The reorganization and related cost in the quarter ended March 31, 2013 relate to offering costs for the sale of common units by NT Holdings that did not meet the accounting requirements for deferral.
Other income, net. Other income, net was $1.0 million for the three months ended March 31, 2014 compared to $4.9 million for the three months ended March 31, 2013. This change is driven primarily by a reduction in the equity income of MPL in the first quarter of 2014 due to non-routine expense projects on the pipeline during the three months ended March 31, 2014 and $1.8 million of miscellaneous income that was recognized in the first quarter of 2013 related to settlements from indemnification arrangements that did not reoccur.
Losses from derivative activities. For the three months ended March 31, 2014, we had no gains or losses from derivative activities as our remaining crack spread derivatives expired in December 2013. For the three months ended March 31, 2013, our losses from derivative activities were $6.5 million. We had settlement losses of $17.5 million in the three months ended March 31, 2013 related to settled contracts. Offsetting benefits related to these losses were recognized through improved operating margins. We incurred a gain from the change in fair value of outstanding derivatives of $11.0 million for the three months ended March 31, 2013. These derivatives were entered into to partially hedge the crack spreads for our refining business.
Interest expense, net. Interest expense, net was $6.2 million for the three months ended March 31, 2014 and $6.4 million for the three months ended March 31, 2013. These interest charges relate primarily to our senior secured notes, commitment fees, interest on the ABL facility and the amortization of deferred financing costs.
Income tax provision. The income tax provision for the three months ended March 31, 2014 was $0.1 million compared to an income tax benefit of $0.1 million for the three months ended March 31, 2013.
Net income. Our net income was $71.5 million for the three months ended March 31, 2014 compared to $119.4 million for the three months ended March 31, 2013. This reduction in net income is primarily attributable to a $47.9 million reduction of our refining gross product margin and a $9.0 million increase in our reorganization and related costs, offset by a $9.2 million decrease in turnaround and related activities in the three months ended March 31, 2014.

Segment Financial Data
The segment financial data for the refining segment discussed below under “—Refining Segment” include intersegment sales of refined products to the retail segment. Similarly, the segment financial data for the retail segment discussed below under “—Retail Segment” contain intersegment purchases of refined products from the refining segment.
For purposes of presenting our consolidated results, such intersegment transactions are eliminated, as shown in the following tables.

	Three Months Ended March 31, 2014
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$1,011.2	$335.1	$—	$1,346.3
Intersegment sales	232.4	—	(232.4)	—
Segment revenue	$1,243.6	$335.1	$(232.4)	$1,346.3
Cost of sales:
Cost of sales	$1,092.9	$63.4	$—	$1,156.3
Intersegment purchases	—	232.4	(232.4)	—
Segment cost of sales	$1,092.9	$295.8	$(232.4)	$1,156.3

	Three Months Ended March 31, 2013
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$771.8	$343.2	$—	$1,115.0
Intersegment sales	246.8	—	(246.8)	—
Segment revenue	$1,018.6	$343.2	$(246.8)	$1,115.0
Cost of sales:
Cost of sales	$820.0	$59.4	$(0.2)	$879.2
Intersegment purchases	—	246.8	(246.8)	—
Segment cost of sales	$820.0	$306.2	$(247.0)	$879.2

Refining Segment

	Three Months Ended,
(in millions)	March 31, 2014	March 31, 2013
Revenue	$1,243.6	$1,018.6
Costs, expenses and other:
Cost of sales	1,092.9	820.0
Direct operating expenses	37.4	36.0
Turnaround and related expenses	0.5	9.7
Depreciation and amortization	8.0	6.7
Selling, general and administrative	8.2	7.5
Other income, net	(1.2)	(3.4)
Operating income	$97.8	$142.1
Key Operating Statistics
Refining gross product margin (in millions)(3)	$150.7	$198.6
Total refinery production (bpd)(1)	92,932	86,079
Total refinery throughput (bpd)	92,628	85,365
Refined products sold (bpd)(2)	89,162	84,694
Per barrel of throughput:
Refining gross product margin(3)	$18.08	$25.85
Direct operating expenses(4)	$4.49	$4.69
Per barrel of refined products sold:
Refining gross product margin(3)	$18.78	$26.05
Direct operating expenses(4)	$4.66	$4.72
Refinery product yields (bpd):
Gasoline	42,950	40,996
Distillate(5)	33,203	28,656
Asphalt	7,845	10,629
Other(6)	8,934	5,798
Total	92,932	86,079
Refinery throughput (bpd):
Crude oil	92,076	82,941
Other feedstocks(7)	552	2,424
Total	92,628	85,365
Market Statistics:
Crude Oil Average Pricing:
West Texas Intermediate ($/barrel)	$98.68	$94.37
PADD II / Group 3 Average Pricing:
Unleaded 87 Gasoline ($/barrel)	$111.86	$118.16
Ultra Low Sulfur Diesel ($/barrel)	$124.52	$129.71

(1)	Excludes fuel and coke on catalyst, which are used in our refining process. Also excludes purchased refined products.

(2)	Includes produced and purchased refined products, including ethanol and biodiesel.

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
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Refining gross product margin. Refining gross product margin for the three months ended March 31, 2014 was $150.7 million compared to $198.6 million for the three months ended March 31, 2013, a decrease of 24.1%, primarily due to lower market crack spreads, partially offset by favorable price differentials for our gasoline and distillate products and higher sales volumes in the three months ended March 31, 2014. The higher sales volumes during the three months ended March 31, 2014 are related to increased throughput capacity from our crude expansion project completed in the second quarter of 2013. Refining gross product margin per barrel of throughput was $18.08 for the three months ended March 31, 2014 compared to $25.85 for the three months ended March 31, 2013, a decrease of $7.77, or 30.1%, which is mostly attributable to lower market crack spreads in the three months ended March 31, 2014.
Direct operating expenses. Direct operating expenses totaled $37.4 million for the three months ended March 31, 2014 compared to $36.0 million for the three months ended March 31, 2013, a 3.9% increase. This increase was due primarily to the impact of higher natural gas costs due to colder weather in the three months ended March 31, 2014.
Turnaround and related expenses. Turnaround and related expenses totaled $0.5 million for the three months ended March 31, 2014 compared to $9.7 million for the three months ended March 31, 2013. The turnaround costs in the three months ended March 31, 2014 include preparation costs for a partial turnaround of our hydrogen unit planned for the second quarter of 2014. The 2013 costs relate to a planned major plant turnaround which lasted the entire month of April 2013.
Depreciation and amortization. Depreciation and amortization was $8.0 million for the three months ended March 31, 2014 compared to $6.7 million for the three months ended March 31, 2013, an increase of 19.4%. This increase was due to increased assets placed in service as a result of our capital expenditures since March 31, 2013, the most significant of which was the expansion project for one of our crude units which was placed in service in the second quarter of 2013.
Selling, general and administrative expenses. Selling, general and administrative expenses were $8.2 million and $7.5 million for the three months ended March 31, 2014 and 2013, respectively, an increase of 9.3%. This increase was primarily due to higher risk management and information technology costs in the three months ended March 31, 2014.
Other income, net. Other income, net was $1.2 million for the three months ended March 31, 2014 compared to $3.4 million for the three months ended March 31, 2013. This change is driven primarily by a reduction in the equity income of MPL in the first quarter of 2014 due to non-routine expense projects on the pipeline during the three months ended March 31, 2014.
Operating income. Income from operations was $97.8 million for the three months ended March 31, 2014 compared to $142.1 million for the three months ended March 31, 2013. This decrease from the prior-year period of $44.3 million is primarily due to less favorable market crack spreads, higher expense levels and lower equity income, offset by higher sales volumes and lower turnaround expenses during the three months ended March 31, 2014.

Retail Segment

	Three Months Ended,
(in millions)	March 31, 2014	March 31, 2013
Revenue	$335.1	$343.2
Costs, expenses and other:
Cost of sales	295.8	306.2
Direct operating expenses	29.0	28.3
Depreciation and amortization	1.7	1.8
Selling, general and administrative	6.9	6.3
Operating income	$1.7	$0.6
Operating data:
Retail gross product margin (1)	$39.3	$37.0
Company-owned stores:
Fuel gallons sold (in millions)	73.0	74.6
Fuel margin per gallon (2)	$0.19	$0.16
Merchandise sales	$78.5	$75.8
Merchandise margin % (3)	25.9%	27.3%
Number of stores at period end	164	166
Franchisee stores:
Fuel gallons sold (in millions)(4)	11.1	11.0
Royalty income	$0.6	$0.6
Number of stores at period end	79	73
Market Statistics:
PADD II gasoline prices ($/gallon)	$3.42	$3.55

(1)
Retail gross product margin is calculated by subtracting retail costs of sales from total retail revenues. Retail gross product margin is a non-GAAP performance measure that we believe is important to investors in evaluating our retail performance as a general indication of the amount above our cost of products that we are able to sell retail products. Each of the components used in this calculation (revenues and cost of sales) can be reconciled directly to our statements of operations. Our calculation of retail gross product margin may differ from similar calculations of other companies in our industry, thereby limiting its usefulness as a comparative measure. For a reconciliation of retail gross product margin to the most directly comparable GAAP measure, see “Results of Operations—Other Non-GAAP Performance Measures."

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
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Retail gross product margin. Retail gross product margin for the three months ended March 31, 2014 was $39.3 million compared to $37.0 million for the three months ended March 31, 2013, an increase of 6.2%. This increase was primarily due to higher fuel margin at our company-operated stores which increased $2.3 million from the prior year quarter due to higher fuel margins per gallon partially offset by lower fuel volumes. For company-operated stores, fuel margin per gallon was $0.19 for the three months ended March 31, 2014 compared to $0.16 per gallon for the three months ended March 31, 2013. Offsetting the increased fuel margin per gallon was a 2.1% decrease in fuel gallons sold in our company-operated stores in the three months ended March 31, 2014 primarily due to the colder than normal winter in 2014 and a lower number of company-operated stores.
Direct operating expenses. Direct operating expenses totaled $29.0 million for the three months ended March 31, 2014 compared to $28.3 million for the three months ended March 31, 2013, an increase of 2.5% from the 2013 period. This increase is primarily due to higher personnel and utility costs in the three months ended March 31, 2014.
Depreciation and amortization. Depreciation and amortization was $1.7 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively.
Selling, general and administrative expenses. Selling, general and administrative expenses were $6.9 million and $6.3 million for the three months ended March 31, 2014 and 2013, respectively. The increase of 9.5% relates primarily to higher personnel and risk management costs in the three months ended March 31, 2014.
Operating income. Operating income was $1.7 million for the three months ended March 31, 2014 compared to $0.6 million for the three months ended March 31, 2013, an increase of $1.1 million. The increase is primarily attributable to higher fuel margins per gallon partially offset by lower fuel gallons sold and higher direct operating and selling, general and administrative expenses during the three months ended March 31, 2014.
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
Adjusted EBITDA is not a presentation made in accordance with GAAP and our computation of Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior secured notes and the revolving credit facility. Adjusted EBITDA should not be considered as an alternative to operating earnings or net earnings as measures of operating performance. In addition, Adjusted EBITDA is not presented as and should not be considered an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before turnaround and related expenses, equity-based compensation expense, gains (losses) from derivative activities, reorganization and related costs and adjustments to reflect proportionate depreciation expense from MPL operations. Other companies, including companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect the equity income in our MPL investment, but includes 17% of the calculated EBITDA of MPL;

•	does not reflect gains and losses from crack spread derivative contract activities, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income (loss) as reflected in the results of operations tables and segment footnote disclosures to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31, 2014
	Refining	Retail	Other	Total
(in millions)
Net income (loss)	$97.8	$1.6	$(27.9)	$71.5
Adjustments:
Interest expense	—	—	6.2	6.2
Income tax provision	—	0.1	—	0.1
Depreciation and amortization	8.0	1.7	0.2	9.9
EBITDA subtotal	105.8	3.4	(21.5)	87.7
MPL proportionate depreciation expense	0.7	—	—	0.7
Turnaround and related expenses	0.5	—	—	0.5
Equity-based compensation expense	—	—	4.3	4.3
Reorganization and related costs	—	—	9.4	9.4
Adjusted EBITDA	$107.0	$3.4	$(7.8)	$102.6

	Three Months Ended March 31, 2013
	Refining	Retail	Other	Total
(in millions)
Net income (loss)	$142.1	$0.7	$(23.4)	$119.4
Adjustments:
Interest expense	—	—	6.4	6.4
Income tax benefit	—	(0.1)	—	(0.1)
Depreciation and amortization	6.7	1.8	0.1	8.6
EBITDA subtotal	148.8	2.4	(16.9)	134.3
MPL proportionate depreciation expense	0.7	—	—	0.7
Turnaround and related expenses	9.7	—	—	9.7
Equity-based compensation expense	—	—	5.3	5.3
Reorganization and related costs	—	—	0.4	0.4
Losses from derivative activities	—	—	6.5	6.5
Adjusted EBITDA	$159.2	$2.4	$(4.7)	$156.9
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

	Three Months Ended,
(in millions)	March 31, 2014	March 31, 2013
Refining revenue	$1,243.6	$1,018.6
Refining cost of sales	1,092.9	820.0
Refining gross product margin	$150.7	$198.6
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

	Three Months Ended,
(in millions)	March 31, 2014	March 31, 2013
Retail revenue:
Fuel revenue	$249.4	$260.7
Merchandise revenue	78.5	75.8
Other revenue	11.3	10.7
Intercompany eliminations	(4.1)	(4.0)
Retail revenue	335.1	343.2

Retail cost of sales:
Fuel cost of sales	235.2	248.8
Merchandise cost of sales	58.2	55.1
Other cost of sales	6.5	6.3
Intercompany eliminations	(4.1)	(4.0)
Retail cost of sales	295.8	306.2

Retail gross product margin:
Fuel margin	14.2	11.9
Merchandise margin	20.3	20.7
Other margin	4.8	4.4
Intercompany eliminations	—	—
Retail gross product margin	$39.3	$37.0
Liquidity and Capital Resources
Our primary sources of liquidity have traditionally been cash generated from our operating activities and availability under our revolving credit facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing and selling sufficient quantities of refined products and merchandise at margins sufficient to cover fixed and variable expenses. We may make strategic investments with the objective of increasing cash available for distribution to our unitholders. These strategic investments would be financed via debt or equity issuances. Our ability to make these investments in the future will depend largely on the availability of debt financing and on our ability to periodically use equity financing through the issuance of new common units. Future financing will depend on various factors, including prevailing market conditions, interest rates and our financial condition and credit rating. For discussions on our refinery gross product margin per barrel and retail fuel margin per gallon and merchandise margin for company-operated stores, see “Results of Operations—Refining Segment” and “Results of Operations—Retail Segment.”

As of March 31, 2014, we had $275 million of outstanding aggregate principal of our 7.125% senior secured notes due 2020 (the “2020 Secured Notes”) and had no outstanding balance under our ABL Facility. As of March 31, 2014, the borrowing base under the ABL Facility was $262.9 million and availability under the ABL Facility was $234.8 million (which is net of $28.1 million in outstanding letters of credit).
During the first quarter of 2014, we initiated a plan that includes a planned relocation of our corporate offices and the reorganization of various positions, primarily among senior management. In relation to this reorganization plan, it was determined during the three months ended March 31, 2014 that certain employees will be terminated. As such, we recognized $9.4 million of expense during the three months ended March 31, 2014, which included compensation related to the severance of employment and the acceleration of unvested equity based compensation. We expect to recognize an additional $3.2 million in reorganization costs during the three months ending June 30, 2014, at which time we expect the reorganization plans to be complete. Cash payments under this reorganization plan are expected to be $2.2 million and $5.7 million in the three months ended March 31, 2014 and June 30, 2014, respectively.
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
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended,
(in millions)	March 31, 2014	March 31, 2013
Net cash provided by operating activities	$91.5	$41.5
Net cash used in investing activities	(10.0)	(25.4)
Net cash used in financing activities	(37.9)	(116.7)
Net increase (decrease) in cash and cash equivalents	43.6	(100.6)
Cash and cash equivalents at beginning of period	85.8	272.9
Cash and cash equivalents at end of period	$129.4	$172.3
Net Cash Provided By Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2014 was $91.5 million. The most significant providers of cash were our net income ($71.5 million) adjusted for non-cash adjustments, such as depreciation and amortization expense ($9.9 million) and equity-based compensation ($7.4 million). Additionally, cash was positively impacted by a net working capital decrease of $3.4 million.
Net cash provided by operating activities for the three months ended March 31, 2013 was $41.5 million. The most significant providers of cash were our net income ($119.4 million) adjusted for non-cash adjustments, such as depreciation and amortization expense ($8.6 million), equity-based compensation ($5.3 million) and gain from the change in fair value of outstanding derivatives ($11.2 million). Additionally, cash was negatively impacted by a net working capital increase of $81.2 million as inventories were increased leading into our major plant turnaround.
The increase in cash provided by operating activities of $50.0 million versus the prior year quarter is primarily due to improvement in cash provided/used by changes in working capital, partially offset by lower cash generated from operations.
Net Cash Used In Investing Activities. Net cash used in investing activities for the three months ended March 31, 2014 of $10.0 million was related to capital expenditures. Capital spending for the three months ended March 31, 2014 primarily included the waste water treatment plant construction at our refinery and safety related enhancements and facility improvements at the refinery and retail store locations.
Net cash used in investing activities for the three months ended March 31, 2013 was $25.4 million, relating primarily to capital expenditures of $26.9 million. Capital spending for the three months ended March 31, 2013 primarily included the capacity expansion project on one of our crude distillation units, our waste water treatment plant construction at our refinery, safety related enhancements and facility improvements at the refinery and retail store locations.
The decrease in cash used in investing activities of $15.4 million versus the prior year quarter is primarily due to the capacity expansion project to one of our crude distillation units in the prior year quarter which did not reoccur in the 2014 quarter.
Net Cash Used In Financing Activities. Net cash used in financing activities for the three months ended March 31, 2014 of $37.9 million was related to our quarterly distributions to unitholders.

Net cash used in financing activities for the three months ended March 31, 2013 of $116.7 million was related to our quarterly distributions to unitholders.
The decrease in cash used in financing activities of $78.8 million versus the prior year quarter is primarily due to lower cash generation in the fourth quarter of 2013, distributed to unitholders in the first quarter of 2014, in comparison to the fourth quarter of 2012, distributed to unitholders in the first quarter of 2013.
Working Capital
Working capital at March 31, 2014 was $149.6 million, consisting of $599.1 million in total current assets and $449.5 million in total current liabilities. Working capital at December 31, 2013 was $109.5 million, consisting of $525.0 million in total current assets and $415.5 million in total current liabilities. The increase in working capital as of March 31, 2014 was primarily due to cash generated by operations being in excess of our capital spending and cash distributions.
We maintain a crude oil and supply and logistics agreement with J.P. Morgan Commodities Canada Corporation (“JPM CCC”) pursuant to which JPM CCC assists us in the purchase of the crude oil requirements of our refinery and provides transportation and other logistical services for delivery of the crude oil to our storage tanks at Cottage Grove, Minnesota, which are approximately two miles from our refinery. In March 2012, we amended and restated the crude oil supply and logistics agreement with JPM CCC. Upon delivery of the crude oil to us, we pay JPM CCC the price of the crude oil plus certain agreed fees and expenses. We believe this crude oil supply and logistics agreement significantly reduces our crude inventories and allows us to take title to and price our crude oil at the refinery, as opposed to the crude oil origination point, reducing the time we are exposed to market fluctuations before the finished product output is sold.
Capital Spending
Total capital spending was $10.0 million for the three months ended March 31, 2014, all of which was considered non-discretionary. Capital spending for the three months ended March 31, 2014 primarily included the waste water treatment plant construction at our refinery and safety related enhancements and facility improvements at the refinery and retail store locations.
Capital spending for the three months ended March 31, 2013 of $26.9 million was primarily related to the capacity expansion project on one of our crude distillation units, our waste water treatment plant construction at our refinery and safety related enhancements and facility improvements at the refinery and retail store locations.
For 2014, we currently expect to spend approximately $30 - $40 million on non-discretionary capital projects in 2014, including approximately $10 - 15 million to complete the upgrade of our waste water treatment facility. The remaining non-discretionary projects relate to the ongoing replacement spending also referred to as maintenance capital.
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
The following table details the quarterly distributions declared to common unitholders since our IPO in July 2012 (in millions, except per unit amounts):

Date Declared	Date Paid	Common Units (in millions)	Distribution per common unit	Total Distribution (in millions)
2012 Distributions:
November 12, 2012	November 29, 2012	91.9	$1.48	$136.0
Distributions declared during 2012			$1.48	136.0
2013 Distributions:
February 11, 2013	February 28, 2013	91.9	$1.27	116.7
May 13, 2013	May 30, 2013	92.2	$1.23	113.4
August 13, 2013	August 29, 2013	92.2	$0.68	62.7
November 11, 2013	November 27, 2013	92.2	$0.31	28.6
Distributions declared during 2013			$3.49	321.4
2014 Distributions:
February 7, 2014	February 28, 2014	92.4	$0.41	37.9
May 6, 2014	May 30, 2014	92.7	$0.77	71.2
Distributions declared during 2014			$1.18	109.1

Total distributions declared since our IPO			$6.15	$566.5
Notwithstanding our distribution policy, certain provisions of the indenture governing the 2020 Secured Notes and our revolving credit facility may restrict the ability of Northern Tier Energy LLC, our operating subsidiary, to distribute cash to us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
Commodity Price Risk
As a refiner of petroleum products, we have exposure to market pricing for products sold in the future. In order to realize value from our processing capacity, we must achieve a positive spread between the cost of raw materials and the value of finished products (i.e., refinery gross product margin or crack spread). The physical commodities that comprise our raw materials and finished goods are typically bought and sold at a spot or index price that can be highly variable. The timing, direction and overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in our average refinery gross product margin, based on our average refinery throughput for the three months ended March 31, 2014 of 92,628 bpd, would result in a change of $33.8 million in our overall annual gross margin.
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
Basis Risk
The effectiveness of our risk mitigation strategies is dependent upon the correlation of the price index utilized for the hedging activity and the cash or spot price of the physical commodity for which price risk is being mitigated. Basis risk is a term we use to define that relationship. Basis risk can exist due to several factors, for example the location differences between the derivative instrument and the underlying physical commodity. Our selection of the appropriate index to utilize in a hedging strategy is a prime consideration in our basis risk exposure. In hedging NYMEX or U.S. Gulf Coast (or any other relevant benchmark) crack spreads, we experience location basis as the settlement price of NYMEX refined products (related more to New York Harbor cash markets) or U.S. Gulf Coast refined products (related more to U.S. Gulf Coast cash markets) may be different than the prices of refined products in our Upper Great Plains pricing area. The risk associated with not hedging the basis when using NYMEX or U.S. Gulf Coast forward contracts to fix future margins is if the crack spread increases based on prices traded on NYMEX or U.S. Gulf Coast while pricing in our market remains flat or decreases, then we would be in a position to lose money on the derivative position while not earning an offsetting additional margin on the physical position based on the pricing in our market. Assuming all other factors remained constant, a $1 per barrel change in our gasoline and distillate basis would result in an annual change of $15.7 million and $12.1 million in our annual gross product margin on gasoline and distillate sales, respectively, based on our average refinery production for the three months ended March 31, 2014 of 42,950 bpd and 33,203 bpd, respectively.
Commodities Price and Basis Risk Management Activities
We have entered into agreements that govern all cash-settled commodity transactions that we enter into with J. Aron & Company and Macquarie Bank Limited for the purpose of managing our risk with respect to the crack spread created by the purchase of crude oil for future delivery and the sale of refined petroleum products, including gasoline, diesel, jet fuel and heating fuel, for future delivery. Under the agreements, as market conditions permit, we have the capacity to mitigate our crack spread risk with respect to reasonable percentages of the refinery’s projected monthly production of some or all of these refined products. As of March 31, 2014, we have no hedged barrels of future gasoline and diesel production.
We may enter into additional futures derivatives contracts at times when we believe market conditions or other circumstances suggest that it is prudent to do so. Although we have historically been hedged at higher levels of expected production, we intend to hedge significantly less than what we hedged at the time of our inception. We may use commodity derivatives contracts such as puts, calls, swaps, forward agreements and other financial instruments to mitigate the effects of the identified risks; however, it is our plan to hedge a lesser amount of production than we historically have, which will increase our exposure to the gross refining margins that we would realize at our refinery on an unhedged basis. Additionally, we may take advantage of opportunities to modify our derivative portfolio to change the percentage of our hedged refined product volumes when circumstances suggest that it is prudent to do so.
Interest Rate Risk
As of March 31, 2014, the availability under our revolving credit facility was $234.8 million. This availability is net of $28.1 million in outstanding letters of credit as of March 31, 2014. We had no borrowings under our revolving credit facility at March 31, 2014. Borrowings under our revolving credit facility bear interest, at our election, at either an alternative base rate, plus an applicable margin (which ranges between 1.00% and 1.50% pursuant to a grid based on average excess availability) or a LIBOR rate plus an applicable margin (which ranges between 2.00% and 2.50% pursuant to a grid based on average excess availability).
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
NTE LP maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, allowing timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
While we may, from time to time, be involved in various lawsuits, claims and proceedings arising in the normal course of business, we are not currently a party to any lawsuits, claims or proceedings that, if determined adversely against us, would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.
Western Refining and its affiliates are not restricted in their ability to compete with us.

Western Refining or its affiliates may compete with us, including by developing or acquiring additional refining, logistics or similar traditional midstream assets or retail operations.  In keeping with the terms of our partnership agreement, the doctrine of corporate opportunity or any analogous doctrine, does not apply to our general partner or any of its affiliates, including Western Refining, its subsidiaries (including Western Refining Logistics, LP) and their respective executive officers and directors.  Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us.  For example, this could permit Western Refining or its affiliates to elect to acquire or develop new refining, logistics or similar traditional midstream assets or retail operations itself or through its subsidiaries, including Western Refining Logistics, LP.  Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty (other than the implied contractual covenant of good faith and fair dealing) by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us.  This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our common unitholders.

Western Refining indirectly owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including Western Refining, have conflicts of interest with us and limited duties to us and may favor their own interests to the detriment of public common unit holders.

Western indirectly owns and controls our general partner and has the ability to appoint the directors of our general partner. Although our general partner has a duty to manage us in a manner it subjectively believes to be in, or not opposed to, our best interests, conflicts of interest may arise between Western Refining and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our unitholders. In addition, our general partner may cause us or our affiliates to enter into contracts between us, on the one hand, and our general partner’s affiliates, on the other, which are not and will not be the result of arm’s-length negotiations. In April 2014, the board of directors of our general partner formed a conflicts committee made up of independent directors. The board of directors of our general partner may require certain transactions between us, on one hand, and Western Refining or its affiliates, on the other, be approved by this conflicts committee.

In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in Item 1A of our 2013 Annual Report on Form 10-K, which risks could materially affect our business, financial condition or future results. There has been no material change in our risk factors from those described in the 2013 Annual Report on Form 10-K. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

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

Northern Tier Energy LP

By:	Northern Tier Energy GP LLC,
its general partner

Date May 6, 2014	By:	/s/ David L. Lamp
	Name:	David L. Lamp
	Title:	President and Chief Executive Officer of Northern Tier Energy GP LLC (Principal Executive Officer)

Date May 6, 2014	By:	/s/ David Bonczek
	Name:	David Bonczek
	Title:	Executive Vice President and Chief Financial Officer of Northern Tier Energy GP LLC (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX*
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
10.1 (a) (c)	Change in Control Severance agreement between Northern Tier Energy LLC and David L. Lamp, effective March 1, 2014

10.2 (a) (c)	Restricted Unit Agreement (Time-Based) between Northern Tier Energy LP and David L. Lamp, effective March 1, 2014

31.1(a)
Certification of David L. Lamp, President and Chief Executive Officer of Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(a)
Certification of David Bonczek, Executive Vice President and Chief Financial Officer of Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(b)
Certification of David L. Lamp, President and Chief Executive Officer of Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(b)
Certification of David Bonczek, Executive Vice President and Chief Financial Officer of Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(b)	XBRL Instance Document.

101.SCH(b)	XBRL Taxonomy Extension Schema Document.

101.CAL(b)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(b)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(b)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(b)	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed herewith.

(b)	Furnished herewith.

(c)	Denotes management contract, compensatory plan or arrangement

*	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are under File No. 001-35612.