Form 10-Q
period 2014-09-30
Northern Tier Energy LP
filed 2014-11-04
CIK 1533454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 4, 2014, Northern Tier Energy LP had 92,711,821 common units outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “NTI.”

NORTHERN TIER ENERGY LP
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see (1) Part II, “Item 1A. Risk Factors” elsewhere in this Report and (2) Part I, “Item 1A. Risk Factors” of our 2013 Annual Report on Form 10-K and (3) Part II, "Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
NORTHERN TIER ENERGY LP
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data, unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$106.0	$85.8
Receivables, less allowance for doubtful accounts	259.3	242.0
Inventories	321.5	173.5
Other current assets	11.1	23.7
Total current assets	697.9	525.0
NON-CURRENT ASSETS
Equity method investment	82.0	86.2
Property, plant and equipment, net	446.8	446.2
Intangible assets	33.8	33.8
Other assets	29.0	26.6
Total Assets	$1,289.5	$1,117.8
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$378.6	$367.0
Accrued liabilities	46.8	48.5
Total current liabilities	425.4	415.5
NON-CURRENT LIABILITIES
Long-term debt	354.3	275.0
Lease financing obligation	9.9	8.4
Other liabilities	19.5	17.8
Total liabilities	809.1	716.7
Commitments and contingencies	—	—
EQUITY
Accumulated other comprehensive loss	(1.8)	(2.0)
Partners' capital (92,711,821 and 92,100,363 units issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	482.2	403.1
Total equity	480.4	401.1
Total Liabilities and Equity	$1,289.5	$1,117.8
The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in millions, except unit and per unit data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
REVENUE	$1,547.4	$1,440.9	$4,496.2	$3,687.1
COSTS, EXPENSES AND OTHER
Cost of sales	1,334.1	1,308.6	3,922.4	3,147.8
Direct operating expenses	71.1	69.5	202.9	195.9
Turnaround and related expenses	4.6	12.2	6.0	49.2
Depreciation and amortization	10.7	9.8	30.8	27.8
Selling, general and administrative	22.8	17.8	72.5	64.2
Reorganization and related costs	—	0.6	12.9	1.5
Other (income) loss, net	(0.7)	(5.1)	0.5	(11.6)
OPERATING INCOME	104.8	27.5	248.2	212.3
Gains from derivative activities	—	7.4	—	21.5
Interest expense, net	(6.7)	(6.3)	(19.1)	(19.0)
INCOME BEFORE INCOME TAXES	98.1	28.6	229.1	214.8
Income tax provision	(1.9)	(1.4)	(3.5)	(4.3)
NET INCOME	96.2	27.2	225.6	210.5
Other comprehensive income, net of tax	0.1	0.1	0.2	0.2
COMPREHENSIVE INCOME	$96.3	$27.3	$225.8	$210.7

EARNINGS PER UNIT INFORMATION:
Weighted average number of units outstanding:
Basic	92,479,124	91,915,000	92,357,483	91,915,000
Diluted	92,531,445	91,921,616	92,382,107	91,930,721
Earnings per unit:
Basic	$1.04	$0.30	$2.44	$2.29
Diluted	$1.04	$0.30	$2.44	$2.29
The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$225.6	$210.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.8	27.8
Non-cash interest expense	2.2	1.8
Equity-based compensation expense	7.5	6.4
Accelerated equity-based compensation expense due to reorganization activities	4.8	—
Gain from the change in fair value of outstanding derivatives	(1.1)	(46.7)
Changes in assets and liabilities, net:
Accounts receivable	(17.3)	(25.4)
Inventories	(148.0)	(9.0)
Other current assets	13.5	12.0
Accounts payable and accrued expenses	14.7	47.3
Other, net	1.9	(2.1)
Net cash provided by operating activities	134.6	222.6
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(34.3)	(76.9)
Return of capital from investments	3.9	0.9
Net cash used in investing activities	(30.4)	(76.0)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured notes	79.3	—
Financing costs	(4.5)	—
Equity distributions	(158.8)	(292.8)
Net cash used in financing activities	(84.0)	(292.8)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	20.2	(146.2)
Cash and cash equivalents at beginning of period	85.8	272.9
Cash and cash equivalents at end of period	$106.0	$126.7
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
As of September 30, 2014, the St. Paul Park refinery owned by SPPR, which is located in St. Paul Park, Minnesota, has total crude oil throughput capacity of 96,500 barrels per stream day. Refining operations include crude fractionation, catalytic cracking, hydrotreating, reforming, alkylation, sulfur recovery and a hydrogen plant. The refinery processes predominately North Dakota and Canadian crude oils into products such as gasoline, diesel, jet fuel, kerosene, asphalt, propane, propylene and sulfur. The refined products are sold primarily in the Upper Great Plains of the United States.
As of September 30, 2014, NTR operates 165 convenience stores under the SuperAmerica brand and SAF supports 82 franchised stores which also utilize the SuperAmerica brand. These 247 SuperAmerica stores are primarily located in Minnesota and Wisconsin and sell gasoline, merchandise and, in some locations, diesel fuel. There is a wide range of merchandise sold at the stores including prepared foods, beverages and non-food items. The merchandise sold includes a significant number of proprietary items. NTB prepares and distributes food products under the SuperMom’s Bakery brand primarily to SuperAmerica branded retail outlets.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods reported have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other period. The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements of NTE LP at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K.
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
MPLI owns all of the preferred membership units of MPL. This investment in MPLI, which provides the Company no significant influence over MPLI, is accounted for as a cost method investment. The investment in MPLI is carried at a value of $6.8 million at both September 30, 2014 and December 31, 2013, and is included in other noncurrent assets within the consolidated balance sheets.
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
Operating Segments
The Company has two reportable operating segments; Refining and Retail (see Note 18 for further information on the Company’s operating segments). The Refining and Retail operating segments consist of the following:

•	Refining – operates the St. Paul Park, Minnesota refinery, terminal and related assets, NTOT and includes the Company’s interest in MPL and MPLI, and

•	Retail – operates 165 convenience stores as of September 30, 2014 primarily in Minnesota and Wisconsin. The retail segment also includes the operations of NTB and SAF.
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

Excise Taxes
The Company collects and remits excise and other taxes to various government authorities. Such taxes are presented on a gross basis in revenue and cost of sales in the consolidated statements of operations. These taxes totaled $98.4 million and $91.8 million for the three months ended September 30, 2014 and 2013, respectively, and $290.5 million and $233.7 million for the nine months ended September 30, 2014 and 2013, respectively.
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
Renewable Identification Numbers
The Company is subject to obligations to generate or purchase Renewable Identification Numbers ("RINs") required to comply with the Renewable Fuels Standard. The Company's overall RINs obligation is based on a percentage of domestic shipments of on-road fuels as established by the Environmental Protection Agency ("EPA"). To the degree the Company is unable to blend the required amount of biofuels to satisfy our RINs obligation, RINs must be purchased on the open market to avoid penalties and fines. The Company records its RINs obligation on a net basis in accrued expenses when its RINs liability is greater than the amount of RINs earned and purchased in a given period and in prepaid expenses and other current assets when the amount of RINs earned and purchased is greater than the RINs liability.
Reclassification
Certain reclassifications have been made to the prior-year financial information in order to conform to the Company’s current presentation. Specifically, $0.2 million and $5.5 million in net gains from derivative activity related to risk mitigation on refined product inventory in excess of targeted levels have been reclassified from gains (losses) from derivative activities to cost of sales for the three and nine months ended September 30, 2013, respectively, within the consolidated statements of operations and comprehensive income.
Accounting Developments
In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, which updated the guidance in ASC Topic 205, “Presentation of Financial Statements”, and ASC Topic 360, “Property, Plant and Equipment.” This ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individual material disposal transactions that do not meet the definition of a discontinued operation.  Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results.  This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014.  Early adoption is permitted provided the disposal was not previously disclosed.  The adoption of this guidance is not expected to have a material impact on the Company's results of operations, cash flows or financial position.
In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance will be effective for the Company in the annual period beginning after December 15, 2016. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company's results of operations, cash flows or financial position.
In August 2014, the FASB issued ASU No. 2014-15 “Presentation of Financial Statements - Going Concern,” which sets forth new provisions that require management of an entity to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and to provide related footnote disclosures. This guidance will become effective for annual periods beginning after December 15, 2016, and for annual periods and interim periods thereafter with early application permitted. The changed requirements are intended to reduce diversity in the timing and content of footnote disclosures.  We do not expect the adoption of these new provisions to materially affect our financial position, results of operations or cash flows.
3. RELATED PARTY TRANSACTIONS
The original investors in NTE LLC, which included ACON Refining Partners L.L.C. and TPG Refining L.P., were related parties of the Company from inception through November 12, 2013, the date they sold their remaining indirect interest in the Company to a subsidiary of Western Refining (see Note 1). Upon execution of that transaction, Western Refining became a related party to the Company. For the nine months ended September 30, 2014, the Company purchased $6.3 million of crude oil from a subsidiary of Western Refining. There were no crude purchases made from Western Refining for the three months ended September 30, 2014. During the three and nine months ended September 30, 2014, the Company sold $2.2 million and $7.0 million, respectively, of asphalt and RINs to Western Refining (see Note 2). Additionally, for the nine months ended September 30, 2014, the Company realized $0.1 million in lease revenue from the sublease of railcars to a subsidiary of Western Refining.
On October 30, 2014, we entered into a shared services agreement with Western Refining whereby the Company receives administrative support services. The shared services agreement is effective as of September 1, 2014, and was approved by the Conflicts Committee of our Board. These services include assistance with treasury, risk management and commercial operations, environmental compliance, information technology support, legal and others. For each of the three and nine months ended September 30, 2014, the Company recognized $0.3 million in expense for these services, which are included in selling, general and administrative expenses.
MPL is also a related party of the Company, however the Company had a crude oil supply and logistics agreement with a third party until September 30, 2014 and had no direct supply transactions with MPL prior to this date. Beginning on September 30, 2014, the Company began paying MPL for transportation services at published tariff rates. During the three and nine months ended September 30, 2014, we incurred $0.2 million in crude transportation costs with MPL.
4. INCOME TAXES
NTE LP is treated as a MLP for federal and state income tax purposes. However, NTRH, the parent company of NTR and NTB, is taxed as a corporation for federal and state income tax purposes. No provision for income tax is calculated on the earnings of the Company or its subsidiaries other than NTRH, as these entities are pass-through entities for tax purposes.
The Company’s effective tax rate for the three months ended September 30, 2014 and 2013 was 1.9% and 4.9%, respectively. For the nine months ended September 30, 2014 and 2013, the effective tax rate was 1.5% and 2.0%, respectively. For the nine months ended September 30, 2014 and 2013, the Company's consolidated federal and state expected statutory tax rates were 40.5% and 40.6%, respectively. The Company's effective tax rate for the nine months ended September 30, 2014 and 2013 was lower than the statutory rate primarily due to the fact that only the retail operations of the Company are taxable entities.
5. INVENTORIES

	September 30,	December 31,
(in millions)	2014	2013
Crude oil and refinery feedstocks	$118.7	$29.4
Refined products	164.3	106.7
Merchandise	22.4	22.6
Supplies and sundry items	16.1	14.8
Total	$321.5	$173.5
The LIFO method accounted for 88% and 78% of total inventory value at September 30, 2014 and December 31, 2013, respectively.
During the third quarter, the Company terminated its crude intermediation agreement and, as a result, purchased all crude inventory previously held by the counter party to that agreement.  As a result of this purchase, which was executed on September 30, 2014, the LIFO liquidations previously recognized in the six months ended June 30, 2014 were reinstated and incremental LIFO layers were created during the three months ended September 30, 2014. During the six months ended June 30, 2014, expected permanent reductions in quantities of crude oil and refinery feedstocks inventory resulted in liquidations of LIFO inventory quantities acquired at lower costs than in prior years. These LIFO liquidations resulted in a decrease in cost of sales of approximately $1.8 million for the six months ended June 30, 2014. There were no such LIFO liquidations during the comparable periods in 2013.

6. EQUITY METHOD INVESTMENT
The Company has a 17% common equity interest in MPL. The carrying value of this equity method investment was $82.0 million and $86.2 million at September 30, 2014 and December 31, 2013, respectively.
As of September 30, 2014 and December 31, 2013, the carrying amount of the equity method investment was $6.2 million higher and $6.4 million higher, respectively, than the underlying net assets of the investee, respectively. The Company is amortizing this difference over the remaining life of MPL’s primary asset (the fixed asset life of the pipeline).
The Company received $2.5 million and $2.4 million in distributions from MPL in the three months ended September 30, 2014 and 2013, respectively, and $3.9 million and $8.5 million for the nine months ended September 30, 2014 and 2013, respectively. Equity income from MPL was $0.9 million and $2.4 million for the three months ended September 30, 2014 and 2013, respectively, and zero and $7.6 million for the nine months ended September 30, 2014 and 2013, respectively.
7. PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment (“PP&E”) consisted of the following:

	Estimated	September 30,	December 31,
(in millions)	Useful Lives	2014	2013
Land		$9.0	$9.0
Retail stores and equipment	2 - 22 years	60.8	54.9
Refinery and equipment	5 - 24 years	439.3	403.5
Buildings and building improvements	25 years	10.3	8.9
Software	5 years	18.8	18.6
Vehicles	5 years	4.6	4.7
Other equipment	2 - 7 years	9.0	8.5
Precious metals		10.2	10.2
Assets under construction		13.1	26.3
		575.1	544.6
Less: accumulated depreciation		128.3	98.4
Property, plant and equipment, net		$446.8	$446.2
PP&E includes gross assets acquired under capital leases of $10.8 million and $8.6 million at September 30, 2014 and December 31, 2013, respectively, with related accumulated depreciation of $1.6 million and $1.2 million, respectively. The Company had depreciation expense related to capitalized software of $0.9 million for both the three months ended September 30, 2014 and 2013, and $2.8 million and $2.7 million for the nine months ended September 30, 2014 and 2013, respectively.
8. INTANGIBLE ASSETS
Intangible assets are comprised of franchise rights and trade names amounting to $33.8 million at both September 30, 2014 and December 31, 2013. At both September 30, 2014 and December 31, 2013, the franchise rights and trade name intangible asset values were $12.4 million and $21.4 million, respectively. These assets have an indefinite life and therefore are not amortized, but rather are tested for impairment annually or sooner if events or changes in circumstances indicate that the fair value of the intangible asset has been reduced below carrying value. Historically, the Company performed its annual indefinite lived intangible testing as of October 31. During 2014, we changed the date of our annual impairment test to June 30. Based on the testing performed as of June 30, 2014, the Company noted no indications of impairment.
9. DERIVATIVES
The Company is subject to crude oil and refined product market price fluctuations caused by supply conditions, weather, economic conditions and other factors. Historically, the Company entered into crack spread derivative contracts as a strategy to mitigate refining margin risk on a portion of its 2011 through 2013 projected refining production. The Company periodically uses futures and swaps contracts to manage price risks associated with inventory quantities both above and below target levels.
Under its risk mitigation strategy, the Company may buy or sell an amount equal to a fixed price times a certain number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. Physical volumes are not exchanged and these contracts are net settled with cash. The contracts are not being accounted for as hedges for financial reporting purposes. The Company recognizes all derivative instruments as either assets or liabilities at fair value on the balance sheet and any related net gain or loss is recorded within the consolidated statements of operations. Net gains or losses for contracts to mitigate price risk associated with inventory quantities above target levels are recorded in cost of sales. Net gains or losses for contracts to mitigate refining crack spread risk are recorded in gains (losses) from derivative activities. Observable quoted prices for similar assets or liabilities in active markets (Level 2 as described in Note 12) are considered to determine the fair values for the purpose of marking to market the derivative instruments at each period end. As of December 31, 2013, all of the Company's outstanding crack spread derivative contracts had expired and, as such, at both December 31, 2013 and September 30, 2014, the Company had no open crack spread derivative instruments. However, the Company did have outstanding futures contracts at September 30, 2014 to manage price risks on certain feedstocks and on refined product inventory quantities above target levels.
All derivative contracts are marked to market at period end and the resulting gains and losses are recognized in earnings.
Recognized gains and losses on derivatives were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gain (loss) on the change in fair value of outstanding derivatives	$0.8	$6.8	$1.1	$46.7
Settled derivative gains (losses)	6.0	0.8	2.9	(19.7)
Total recognized gain (loss)	$6.8	$7.6	$4.0	$27.0

Gain (loss) recognized in Cost of sales	6.8	0.2	$4.0	$5.5
Gains recognized in Gains from derivative activities	—	7.4	—	21.5
Total recognized net gain (loss) on derivatives	$6.8	$7.6	$4.0	$27.0
The fair value of the Company’s outstanding derivative instruments as of September 30, 2014 constituted an unrealized gain of $1.1 million, with various contract positions located in other current assets, other assets and current liabilities. The Company had no outstanding positions at December 31, 2013.
10. DEBT
ABL Facility
On September 29, 2014, the subsidiaries of the Company entered into an amended and restated asset-based revolving credit facility (the “ABL Facility”) with JPMorgan Chase Bank, N.A., as administrative agent for the lenders and as collateral agent for the other secured parties. The borrowers under the ABL Facility are St. Paul Park Refining Co. LLC, Northern Tier Bakery LLC, Northern Tier Retail LLC and SuperAmerica Franchising LLC, each of which is a wholly owned subsidiary of the Company.
Lenders under the ABL Facility hold commitments totaling $500 million, all of which mature on September 29, 2019. Borrowings under the ABL Facility can be either base rate loans plus a margin ranging from 0.50% to 1.00% or LIBOR loans plus a margin ranging from 1.50% to 2.00%, subject to adjustment based upon the average historical excess availability. The ABL Facility also provides for a quarterly commitment fee ranging from 0.25% to 0.375% per annum, subject to adjustment based upon the average utilization ratio, and letter of credit fees ranging from 1.50% to 2.00% per annum payable quarterly, subject to adjustment based upon the average historical excess availability. The facility may be used for general corporate purposes, including to fund working capital needs and letter of credit requirements. The Company incurred financing costs associated with the new ABL Facility of $2.6 million which will be amortized to interest expense through the date of maturity.
The ABL Facility is guaranteed, on a joint and several basis, by NTE and its subsidiaries and will be guaranteed by any newly acquired or formed subsidiaries, subject to certain limited exceptions. The Credit Agreement and such guarantees are secured on a first priority basis by substantially all of NTE’s and such subsidiaries’ cash and cash equivalents, accounts receivable and inventory and on a second priority basis by NTE’s and such subsidiaries’ fixed assets (other than real property).
The ABL Facility contains certain covenants, including but not limited to limitations on debt, liens, investments, and dividends and the maintenance of a minimum fixed charge coverage ratio in certain circumstances.
Borrowing availability under the ABL Facility is tied to a borrowing base dependent upon the amount of eligible accounts receivable and inventory. As of September 30, 2014, the borrowing base under the ABL Facility was $321.0 million and availability under the ABL Facility was $282.9 million (which is net of $38.1 million in outstanding letters of credit). The Company had no borrowings under the ABL Facility at September 30, 2014.

2020 Secured Notes
At September 30, 2014 and December 31, 2013, NTE LLC had outstanding $354.3 million and $275 million, respectively, in aggregate principal amount of 7.125% senior secured notes due 2020 (the “2020 Secured Notes”). On September 29, 2014, the Company issued an additional $75.0 million of the 2020 Secured Notes at 105.75% of par for gross proceeds of $79.3 million. This offering was issued under the same indenture and associated terms as the existing 2020 Secured Notes. The issuance premium of $4.3 million and financing costs of $1.9 million associated with this offering will both be amortized as a net reduction to interest expense over the remaining life of the notes.
The 2020 Secured Notes are guaranteed, jointly and severally, on a senior secured basis by all of the Company’s existing and future 100% direct and indirect subsidiaries on a full and unconditional basis; however, there are certain obligations not guaranteed on a full and unconditional basis as a result of subsidiaries being released as guarantors. A subsidiary guarantee can be released under customary circumstances, including (a) the sale of the subsidiary, (b) the subsidiary being declared “unrestricted,” (c) the legal or covenant defeasance or satisfaction and discharge of the indenture, or (d) liquidation or dissolution of the subsidiary. Separate condensed consolidated financial information is not included as the guarantor company, NTE LP, does not have independent assets or operations. The 2020 Secured Notes and the subsidiary note guarantees are secured on a pari passu basis with certain hedging agreements by a first-priority security interest in substantially all present and hereinafter acquired tangible and intangible assets of NTE LLC and each of the subsidiary guarantors and by a second-priority security interest in the inventory, accounts receivable, investment property, general intangibles, deposit accounts and cash and cash equivalents collateralized by the $500 million secured asset-based revolving credit facility with a maturity date of September 29, 2019. Additionally, the 2020 Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by NTE LP. NTE LP's creditors have no recourse to the assets of Western Refining and its subsidiaries. Western Refining's creditors have no recourse to the assets of NTE LP and its subsidiaries. The Company is required to make interest payments on May 15 and November 15 of each year, which commenced on May 15, 2013. There are no scheduled principal payments required prior to the 2020 Secured Notes maturing on November 15, 2020. Effective in October 2013, $275 million of the 2020 Secured Notes were registered with the SEC.
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
11. EQUITY
Public Offerings
During the year ended December 31, 2013, Northern Tier Holdings LLC ("NT Holdings"), the owner of NTE GP LLC prior to November 12, 2013, completed three secondary public offerings of 37,605,000 NTE LP common units in total. These offerings did not increase the total common units outstanding and the Company received no proceeds. Under the Company’s partnership agreement, the offering costs from subsequent offerings of common units to the public by NT Holdings were incurred by the Company. For the three and nine months ended September 30, 2013, the Company expensed $0.6 million and $1.5 million, respectively, of offering costs from these secondary offerings (see Note 19).
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
The following table details the quarterly distributions paid to common unitholders during the year ended December 31, 2013 and the nine months ended September 30, 2014:

Date Declared	Date Paid	Common Units and equivalents (in millions)	Distribution per common unit and equivalent	Total Distribution (in millions)
2013 Distributions:
February 11, 2013	February 28, 2013	91.9	$1.27	$116.7
May 13, 2013	May 30, 2013	92.2	$1.23	113.4
August 13, 2013	August 29, 2013	92.2	$0.68	62.7
November 11, 2013	November 27, 2013	92.2	$0.31	28.6
Total distributions paid during 2013			$3.49	$321.4
2014 Distributions:
February 7, 2014	February 28, 2014	92.4	$0.41	$37.9
May 6, 2014	May 30, 2014	93.0	$0.77	71.6
August 5, 2014	August 29, 2014	93.1	$0.53	49.3
Total distributions paid during 2014			$1.71	$158.8
Effective November 4, 2014, the board of directors of NTE LP's general partner declared a quarterly distribution of $1.00 per unit to common unitholders and phantom common unit holders (see Note 14) as of November 14, 2014, payable on November 25, 2014. This distribution of approximately $92.9 million in aggregate is based on available cash generated during the three months ended September 30, 2014.
Changes in Partners' Equity

(in millions)	Accumulated Other Comprehensive Income	Partners' Capital	Total Partners' Equity
Balance at December 31, 2013	$(2.0)	$403.1	$401.1
Net income	—	225.6	225.6
Distributions	—	(158.8)	(158.8)
Equity-based compensation expense	—	12.3	12.3
Amortization of net prior service cost on defined benefit plans	0.2	—	0.2
Balance at September 30, 2014	$(1.8)	$482.2	$480.4
During the nine months ended September 30, 2014, the Company's common units issued and outstanding increased by 611,458, all of which were attributable to equity-based compensation awards, net of forfeitures (see Note 14).
Earnings per Unit
The following table illustrates the computation of basic and diluted earnings per unit for the three and nine months ended September 30, 2014 and 2013. The Company has outstanding restricted common units, phantom common units, and dividend equivalent rights under its LTIP program (see Note 14) that participate in distributions. Additionally, distributions paid on restricted common units are non-forfeitable, which requires the Company to calculate earnings per unit under the two-class method. Under this method, distributed earnings and undistributed earnings are allocated between unrestricted common units and restricted common units. The Company applies the treasury stock method to determine the dilutive impact of the outstanding phantom common units.

	Three Months Ended		Nine Months Ended
(in millions, except unit and per-unit data)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income available to common unitholders	$96.2	$27.2	$225.6	$210.5
Less: income allocated to participating securities	(0.4)	—	(0.5)	—
Net income attributable to unrestricted common units	$95.8	$27.2	$225.1	$210.5

Weighted average unrestricted common units - basic	92,479,124	91,915,000	92,357,483	91,915,000
Plus: dilutive potential common securities	52,321	6,616	24,624	15,721
Weighted average unrestricted common units - diluted	92,531,445	91,921,616	92,382,107	91,930,721

Basic earnings per unit	$1.04	$0.30	$2.44	$2.29
Diluted earnings per unit	$1.04	$0.30	$2.44	$2.29
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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2014 and December 31, 2013:

	Balance at	Quoted prices in active markets	Significant other observable inputs	Unobservable inputs
(in millions)	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$106.0	$106.0	$—	$—
Other current assets
Derivative asset - current	0.9	—	0.9	—
Other assets
Derivative asset - long-term	0.4	—	0.4	—
	$107.3	$106.0	$1.3	$—
LIABILITIES
Accrued liabilities
Derivative liability - current	$0.2	$—	$0.2	$—
	$0.2	$—	$0.2	$—

	Balance at	Quoted prices in active markets	Significant other observable inputs	Unobservable inputs
(in millions)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$85.8	$85.8	$—	$—
	$85.8	$85.8	$—	$—
As of both September 30, 2014 and December 31, 2013, the Company had no Level 3 fair value assets or liabilities.
The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or of the change in circumstances that caused the transfer. For the nine months ended September 30, 2014 and 2013, there were no transfers in or out of Levels 1, 2 or 3.
Assets not recorded at fair value on a recurring basis, such as property, plant and equipment, intangible assets and cost method investments, are recognized at fair value when they are impaired. During the three and nine months ended September 30, 2014 and 2013, there were no adjustments to the fair value of such assets.
The carrying value of debt, which is reported on the Company’s consolidated balance sheets, reflects the cash proceeds received upon its issuance, net of subsequent repayments. The fair value of the 2020 Secured Notes disclosed below was determined based on quoted prices in active markets (Level 1).

	September 30, 2014		December 31, 2013
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Secured Notes	$354.3	$370.1	$275.0	$291.1

13. ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in asset retirement obligations:

	Nine Months Ended
(in millions)	September 30, 2014	September 30, 2013
Asset retirement obligation balance at beginning of period	$2.2	$1.9
Costs incurred to remediate	(0.2)	(0.1)
Accretion expense	0.2	0.1
Asset retirement obligation balance at end of period	$2.2	$1.9
14. EQUITY-BASED COMPENSATION
The Company maintains an equity-based compensation plan designed to encourage employees and directors of the Company to achieve superior performance. The current plan is maintained by the general partner of NTE LP and is referred to as the Long-Term Incentive Plan (“LTIP”). A former equity-based plan (the “NT Investor Plan”) was sponsored by members of NT Investors, the parent company of NT Holdings, and granted profit unit interests in NT Investors. All equity-based compensation expense related to both plans is recognized by the Company. The Company recognized equity-based compensation expense of $2.0 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, and $12.3 million and $6.4 million for the nine months ended September 30, 2014, and 2013, respectively, related to these plans. This expense is included in selling, general and administrative expenses and reorganization and related costs (see Note 19) in the consolidated statements of operations and comprehensive income.
LTIP
Approximately 8.0 million NTE LP common units are reserved for issuance under the LTIP. The LTIP was created concurrent with the IPO and permits the award of unit options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights and other awards that derive their value from the market price of NTE LP’s common units. As of September 30, 2014, approximately 0.7 million units were outstanding under the LTIP. The Company recognizes the expense on all LTIP awards ratably from the grant date until all units become unrestricted. Awards generally vest ratably over a three-year period beginning on the award's first anniversary date. Compensation expense related to these restricted units is based on the grant date fair value as determined by the closing market price on the grant date, reduced by the fair value of estimated forfeitures. For awards to employees, the Company estimates a forfeiture rate which is subject to revision depending on the actual forfeiture experience.
As of September 30, 2014, the total unrecognized compensation cost for units awarded under the LTIP was $13.8 million.
Restricted Common Units
As of September 30, 2014, the Company had 0.4 million restricted common units outstanding. Upon vesting, these common units will no longer be restricted. All restricted common units participate in distributions on an equal basis with common units and must be paid no later than 30 days after the distribution date to common unitholders. For restricted common unit awards outstanding at September 30, 2014, the forfeiture rates on LTIP awards ranged from zero to 30%, depending on the employee classification and the length of the award's vesting period.

A summary of the restricted common unit activity is set forth below:

	Number of	Weighted	Weighted
	restricted common units	Average Grant	Average Term
	(in thousands)	Date Price	Until Maturity
Nonvested at December 31, 2013	306.6	$27.02	2.9
Awarded	486.9	24.31	2.0
Cancelled	(7.2)	25.21	2.8
Vested	(385.0)	26.03	—
Nonvested at September 30, 2014	401.3	$24.71	2.1
Phantom Common Units
During the second quarter of 2014, the Company began issuing phantom common units to key employees. As of September 30, 2014, the Company had 0.3 million phantom common units outstanding. Upon vesting, the Company may settle these units in common units or cash at the discretion of the board of directors of NTE GP, or its Compensation Committee. Like the restricted common units, the phantom common units participate in distributions on an equal basis with common units. However, distributions on phantom common units are accrued until the underlying units vest at which time the distributions are paid in cash. In the event that unvested phantom common units are canceled, any accrued distributions on the underlying units are forfeited by the grantee. As of September 30, 2014, the Company had $0.4 million in accrued phantom common unit distributions located in accrued liabilities in the consolidated balance sheet. For phantom common unit awards outstanding at September 30, 2014, the forfeiture rates on LTIP awards ranged from 5% to 20%, depending on the employee classification.
A summary of the phantom common unit activity is set forth below:

	Number of	Weighted	Weighted
	phantom common units	Average Grant	Average Term
	(in thousands)	Date Price	Until Maturity
Nonvested at December 31, 2013	—	$—	—
Awarded	351.5	26.99	2.7
Cancelled	(9.7)	27.01	2.7
Vested	(0.9)	27.01	—
Nonvested at September 30, 2014	340.9	$26.99	2.3
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

15. EMPLOYEE BENEFIT PLANS
Cash Balance Plan
The Company sponsors a defined benefit cash balance pension plan (the “Cash Balance Plan”) for eligible employees. Company contributions are made to the cash account of the participants equal to 5.0% of eligible compensation. Participants’ cash accounts also receive interest credits each year based upon the average thirty-year United States Treasury bond rate published in September preceding the respective plan year. Participants become fully-vested in their accounts after three years of service. The net periodic benefit cost related to the Cash Balance Plan for both the three months ended September 30, 2014 and 2013 was $0.6 million and $0.5 million, respectively, and for the nine months ended September 30, 2014 and 2013 was $1.7 million and $1.5 million, respectively, related primarily to current period service costs.
Retiree Medical Plan
The Company also sponsors a plan to provide retirees with health care benefits prior to age 65 (the “Retiree Medical Plan”) for eligible employees. Eligible employees may participate in the Company’s health care benefits after retirement subject to cost-sharing features. To be eligible for the Retiree Medical Plan, employees must have completed at least 10 years of service with the Company or its predecessor and be between the ages of 55 and 65 years old. The net periodic benefit cost related to the Retiree Medical Plan for the three months ended September 30, 2014 and 2013 was $0.1 million and $0.2 million, respectively, and for both the nine months ended September 30, 2014 and 2013 was $0.4 million and $0.5 million, respectively, related primarily to current period and prior service costs.
16. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information is as follows:

	Nine Months Ended
(in millions)	September 30, 2014	September 30, 2013
Net cash from operating activities included:
Interest paid	$10.1	$14.1
Income taxes paid	2.4	2.0

Noncash investing and financing activities include:
Capital expenditures included in accounts payable	$3.5	$2.7
PP&E additions resulting from a capital lease	1.7	—
17. COMMITMENTS AND CONTINGENCIES
The Company is the subject of, or party to, contingencies and commitments involving a variety of matters. Certain of these matters are discussed below. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Company’s consolidated financial statements.
Environmental Matters
The Company is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 2014 and December 31, 2013, liabilities for remediation totaled $3.0 million and $1.5 million, respectively. These liabilities are expected to be settled over at least the next 25 years. At September 30, 2014, the estimated future cash flows to settle this liability totaled $3.8 million, which are stated at their present value using a discount rate of 3.14%. Receivables for recoverable costs from the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets, and others were $0.1 million at both September 30, 2014 and December 31, 2013.
On June 3, 2014, SPPR was issued a National Pollutant Discharge Elimination Permit/State Disposal System Permit by the Minnesota Pollution Control Agency relating to its upgraded waste water treatment plant at its St. Paul Park refinery. This permit requires the refinery to conduct additional testing of its remaining lagoon, which testing is in process. Following this testing, the Company may be required to incur future remediation costs and/or capital spending, relating to this lagoon and associated fire water resources, some of which may be recoverable from Marathon Petroleum Company LP ("Marathon") under an agreement entered into in connection with our December 2010 acquisition of the St. Paul Park refinery, among other assets, from Marathon. While the amounts of any potential future remediation costs are not yet estimable, we do not anticipate that such remediation costs would have a material impact on the Company's financial condition, results of operations or cash flows.
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

•	Refining – operates the St. Paul Park, Minnesota refinery, terminal, NTOT and related assets, and includes the Company’s interest in MPL and MPLI, and

•	Retail – operates 165 convenience stores primarily in Minnesota and Wisconsin. The retail segment also includes the operations of NTB and SAF.
Operating results for the Company’s operating segments are as follows:

(in millions)
Three months ended September 30, 2014	Refining	Retail	Other	Total
Revenues
Customer	$1,173.9	$373.5	$—	$1,547.4
Intersegment	251.5	—	—	251.5
Segment revenues	1,425.4	373.5	—	1,798.9
Elimination of intersegment revenues	—	—	(251.5)	(251.5)
Total revenues	$1,425.4	$373.5	$(251.5)	$1,547.4

Income (loss) from operations	$107.4	$5.8	$(8.4)	$104.8
Income from equity method investment	$0.9	$—	$—	$0.9
Depreciation and amortization	$8.7	$1.8	$0.2	$10.7
Capital expenditures	$5.6	$3.1	$0.5	$9.2

(in millions)
Three months ended September 30, 2013	Refining	Retail	Other	Total
Revenues
Customer	$1,051.9	$389.0	$—	$1,440.9
Intersegment	269.8	—	—	269.8
Segment revenues	1,321.7	389.0	—	1,710.7
Elimination of intersegment revenues	—	—	(269.8)	(269.8)
Total revenues	$1,321.7	$389.0	$(269.8)	$1,440.9

Income (loss) from operations	$28.0	$4.4	$(4.9)	$27.5
Income from equity method investment	$2.4	$—	$—	$2.4
Depreciation and amortization	$7.9	$1.7	$0.2	$9.8
Capital expenditures	$5.7	$1.9	$—	$7.6

(in millions)
Nine months ended September 30, 2014	Refining	Retail	Other	Total
Revenues
Customer	$3,416.7	$1,079.5	$—	$4,496.2
Intersegment	739.0	—	—	739.0
Segment revenues	4,155.7	1,079.5	—	5,235.2
Elimination of intersegment revenues	—	—	(739.0)	(739.0)
Total revenues	$4,155.7	$1,079.5	$(739.0)	$4,496.2

Income (loss) from operations	$278.0	$12.5	$(42.3)	$248.2
Income (loss) from equity method investment	$—	$—	$—	$—
Depreciation and amortization	$25.0	$5.2	$0.6	$30.8
Capital expenditures	$26.3	$7.4	$0.6	$34.3

(in millions)
Nine months ended September 30, 2013	Refining	Retail	Other	Total
Revenues
Customer	$2,576.7	$1,110.4	$—	$3,687.1
Intersegment	778.4	—	—	778.4
Segment revenues	3,355.1	1,110.4	—	4,465.5
Elimination of intersegment revenues	—	—	(778.4)	(778.4)
Total revenues	$3,355.1	$1,110.4	$(778.4)	$3,687.1

Income (loss) from operations	$223.2	$13.0	$(23.9)	$212.3
Income from equity method investment	$7.6	$—	$—	$7.6
Depreciation and amortization	$22.1	$5.3	$0.4	$27.8
Capital expenditures	$73.6	$3.2	$0.1	$76.9

Intersegment sales from the refining segment to the retail segment consist primarily of sales of refined products which are recorded based on contractual prices that are market-based. Revenues from external customers are nearly all in the United States.
Total assets by segment were as follows:

(in millions)	Refining	Retail	Corporate/Other	Total
At September 30, 2014	$1,022.7	$137.0	$129.8	$1,289.5

At December 31, 2013	$875.6	$138.2	$104.0	$1,117.8
Total assets for the refining and retail segments exclude all intercompany balances. All cash and cash equivalents are included as corporate/other assets. All property, plant and equipment are located in the United States.
19. REORGANIZATION AND RELATED COSTS
During the first quarter of 2014, the Company initiated a plan that included a planned relocation of its corporate offices from Ridgefield, Connecticut to Tempe, Arizona and the reorganization of various positions within the Company, primarily among senior management. In relation to this reorganization plan, it was determined during the nine months ended September 30, 2014 that certain employees of the Company would be terminated. The Company recognized $12.9 million of expense during the nine months ended September 30, 2014, which included compensation related to the severance of employment and the acceleration of unvested equity based compensation. These costs are recognized in the reorganization and related costs line within the consolidated statements of operations and comprehensive income. All reorganization and related costs are recognized in the Other segment. Substantially all reorganization costs associated with the corporate office relocation were fully recognized at June 30, 2014. As of September 30, 2014, the Company had $1.1 million in unpaid reorganization expenses included in the accrued liabilities line item of the consolidated balance sheets, which will be paid from 2014 through 2016.

(in millions)	Nine Months Ended September 30, 2014
Reorganization and related costs incurred during period	$12.9
Less: non-cash equity based awards with accelerated vesting	(4.8)
Cash payments made to severed employees	(7.0)
Ending liability for cash portion of reorganization costs	$1.1
For the three and nine months ended September 30, 2013, the Company recognized a charge of $0.6 million and $1.5 million for equity offering costs that did not meet the requirements for deferral, related to a secondary public offering of common units held by the owner of the Company's general partner interest at that time, NT Holdings (see Note 11).

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
Overview
We are an independent downstream energy limited partnership with refining, retail and pipeline operations that serves the PADD II region of the United States. We operate our assets in two business segments: the refining business and the retail business. For the nine months ended September 30, 2014, we had total revenues of $4.5 billion, operating income of $248.2 million, net income of $225.6 million and Adjusted EBITDA of $307.5 million. A definition and reconciliation of Adjusted EBITDA to net income is included herein under the caption “Adjusted EBITDA.”
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
Retail Business
As of September 30, 2014, our retail business operated 165 convenience stores under the SuperAmerica brand and also supported 82 franchised convenience stores, which are also operated under the SuperAmerica brand. These convenience stores are located primarily in Minnesota and Wisconsin and sell various grades of gasoline and diesel, tobacco products and immediately consumable items such as beverages, prepared food and a large variety of snacks and prepackaged items. Our refinery supplies a majority of the gasoline and diesel sold in our company-operated stores and franchised convenience stores within our distribution area.
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

Consolidated Financial Data

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$1,547.4	$1,440.9	$4,496.2	$3,687.1
Costs, expenses and other:
Cost of sales	1,334.1	1,308.6	3,922.4	3,147.8
Direct operating expenses	71.1	69.5	202.9	195.9
Turnaround and related expenses	4.6	12.2	6.0	49.2
Depreciation and amortization	10.7	9.8	30.8	27.8
Selling, general and administrative	22.8	17.8	72.5	64.2
Reorganization and related costs	—	0.6	12.9	1.5
Other (income) loss, net	(0.7)	(5.1)	0.5	(11.6)
Operating income	104.8	27.5	248.2	212.3
Gains from derivative activities	—	7.4	—	21.5
Interest expense, net	(6.7)	(6.3)	(19.1)	(19.0)
Income before income taxes	98.1	28.6	229.1	214.8
Income tax provision	(1.9)	(1.4)	(3.5)	(4.3)
Net income	$96.2	$27.2	$225.6	$210.5

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Revenue. Revenue for the three months ended September 30, 2014, was $1,547.4 million compared to $1,440.9 million for the three months ended September 30, 2013, an increase of 7.4%. Refining segment revenue increased 7.8% and retail segment revenue decreased 4.0% compared to the three months ended September 30, 2013. Refining revenue increased primarily due to higher crude oil revenues of $102 million (accompanied by a corresponding repurchase) resulting from increased volumes, partially offset by a decrease in the average price of crude. Refining revenues also increased due to higher volumes of refined product sold due to less downtime during the thee months ended September 30, 2014 versus the comparable 2013 period, offset by lower average selling prices of gas and diesel. Retail revenue decreased as a result of a 4.0% decrease in average fuel prices during the three months ended September 30, 2014 versus the comparable 2013 period.

Cost of sales. Cost of sales totaled $1,334.1 million for the three months ended September 30, 2014 compared to $1,308.6 million for the three months ended September 30, 2013, an increase of 1.9%. Refining segment's cost of sales increased 2.0% and retail segment cost of sales decreased 5.1% compared to the three months ended September 30, 2013. The refining segment's cost of sales increase was primarily due to the cost of crude oil product sales of $102 million resulting from increased volumes, partially offset by a decrease in the average price of crude. The Company also experienced a decrease in the cost of refined product sales, primarily due to a 12.7% decrease in the average price of crude, partially offset by a 3.9% increase in sales volumes due to less downtime during the 2014 period. The retail segment's cost of sales decreased primarily as a result of a decrease in the average cost of refined products sold.

Direct operating expenses. Direct operating expenses totaled $71.1 million for the three months ended September 30, 2014 compared to $69.5 million for the three months ended September 30, 2013, an increase of 2.3%, due primarily to higher natural gas costs and an increase in estimated costs related to environmental obligations, both within our refining segment. Additionally, the Company experienced higher personnel related costs within our retail segment due to the effect of new minimum wage laws in Minnesota, that took effect on August 1, 2014.

Turnaround and related expenses. Turnaround and related expenses totaled $4.6 million for the three months ended September 30, 2014 compared to $12.2 million for the three months ended September 30, 2013. The turnaround costs in the three months ended September 30, 2014 relate primarily to turnaround activities on our kerosene hydrotreater along with pre-turnaround costs on our gas oil hydrotreater which will be completed in the fourth quarter of 2014. The turnaround costs in the three months ended September 30, 2013 relate to a partial turnaround of our fluid catalytic cracking unit.

Depreciation and amortization. Depreciation and amortization was $10.7 million for the three months ended September 30, 2014 compared to $9.8 million for the three months ended September 30, 2013, an increase of 9.2%. This increase was primarily due to increased refining assets placed in service since September 30, 2013, the most significant of which was our updated waste water treatment plant.

Selling, general and administrative expenses. Selling, general and administrative expenses were $22.8 million for the three months ended September 30, 2014 compared to $17.8 million for the three months ended September 30, 2013. This increase of 28.1% relates primarily to higher variable compensation expense, equity-based compensation expense and employee benefit costs for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Reorganization and related costs. We had no reorganization and related costs for the three months ended September 30, 2014 compared to $0.6 million for the three months ended September 30, 2013. The decrease was due to reorganization and related costs in the three months ended September 30, 2013 related to offering costs for the sale of common units by NT Holdings.

Other (income) loss, net. Other (income) loss, net was a net gain of $0.7 million for the three months ended September 30, 2014 compared to a net gain of $5.1 million for the three months ended September 30, 2013. This decrease was primarily due to a $2.6 million gain in the 2013 period related to a settlement of an indemnification arrangement. Additionally, the decrease was also impacted by lower equity income from our investment in MPL, which incurred costs for non-routine maintenance and upgrades during the three months ended September 30, 2014.

Gains from derivative activities. For the three months ended September 30, 2014, we had no gains or losses from derivative activities, as our remaining crack spread derivatives expired in December 2013. For the three months ended September 30, 2013, our gains from derivative activities were $7.4 million which primarily related to changes in the fair value of outstanding derivatives at September 30, 2013. These derivatives were executed to partially hedge our refining margins.

Interest expense, net. Interest expense, net was $6.7 million for the three months ended September 30, 2014 compared to $6.3 million for the three months ended September 30, 2013. These interest charges relate primarily to our senior secured notes, commitment fees, interest on the ABL facility and the amortization or acceleration of deferred financing costs. The increase during the three months ended September 30, 2014 compared to the 2013 period was driven by a $0.4 million acceleration of deferred financing costs related to the amendment of our ABL facility in the third quarter of 2014.

Income tax provision. Income tax expense for the three months ended September 30, 2014 was $1.9 million compared to $1.4 million for the three months ended September 30, 2013. The increase was due to higher income generated by our retail segment for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Net income. Our net income was $96.2 million for the three months ended September 30, 2014 compared to $27.2 million for the three months ended September 30, 2013, an increase of $69.0 million. This increase was primarily due to higher gross margin and lower turnaround and related expenses in our refining segment, partially offset by higher selling, general and administrative expenses, lower derivative gains and lower other income.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Revenue. Revenue for the nine months ended September 30, 2014 was $4,496.2 million compared to $3,687.1 million for the nine months ended September 30, 2013, an increase of 21.9%. Refining segment revenue increased 23.9% and retail segment revenue decreased 2.8% compared to the nine months ended September 30, 2013. Refining revenue increased primarily due to higher refined product volumes, which are attributable to increased throughput capacity resulting from our crude expansion project, which was completed in the second quarter of 2013, along with less downtime in 2014 compared to 2013 due to a major turnaround and more unplanned downtime in the 2013 period. Additionally, the refining segment's revenues increased due to a $371 million increase in crude oil revenues (accompanied by a corresponding purchase) in the nine months ended September 30, 2014 due primarily to higher trading volume. Retail revenue decreased primarily due to lower average selling prices per gallon for fuel sales and lower fuel sales volumes during the nine months ended September 30, 2014. Excise taxes included in revenue increased by $56.8 million for the 2014 period over the 2013 period due to higher sales volumes.
Cost of sales. Cost of sales totaled $3,922.4 million for the nine months ended September 30, 2014 compared to $3,147.8 million for the nine months ended September 30, 2013, an increase of 24.6%. Refining segment cost of sales increased 26.1% and retail segment cost of sales decreased 3.3% compared to the nine months ended September 30, 2013. The increased cost in the refining segment was primarily due to higher sales volumes of refined products due to the crude expansion project completed in May 2013. Also, there was an increase of $371 million in cost of sales related to crude oil purchases due to higher sales volumes during the nine months ended September 30, 2014 as compared to the 2013 period. Lastly, excise taxes included in cost of sales increased by $56.8 million for the 2014 period over the 2013 period.
Direct operating expenses. Direct operating expenses totaled $202.9 million for the nine months ended September 30, 2014 compared to $195.9 million for the nine months ended September 30, 2013, an increase of 3.6%, due primarily to the impact of higher natural gas costs and higher estimated costs related to our environmental obligations, both within our refining segment, during the nine months ended September 30, 2014.
Turnaround and related expenses. Turnaround and related expenses totaled $6.0 million for the nine months ended September 30, 2014 compared to $49.2 million for the nine months ended September 30, 2013. The turnaround costs in the nine months ended September 30, 2014 include costs for a turnaround related activities on our kerosene hydrotreater and a partial turnaround of our hydrogen unit. The 2013 costs relate to a planned major plant turnaround which lasted the entire month of April 2013 and a partial turnaround of our fluid catalytic cracking unit in September 2013.
Depreciation and amortization. Depreciation and amortization was $30.8 million for the nine months ended September 30, 2014 compared to $27.8 million for the nine months ended September 30, 2013, an increase of 10.8%. This increase was due primarily to increased refining assets placed in service since September 30, 2013, the most significant of which was our updated waste water treatment plant and our crude capacity expansion project.
Selling, general and administrative expenses. Selling, general and administrative expenses were $72.5 million for the nine months ended September 30, 2014 compared to $64.2 million for the nine months ended September 30, 2013. This increase of 12.9% relates primarily to variable compensation expense, equity-based compensation expense and employee benefit costs during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. These increases were partially offset by lower spending on IT related services.
Reorganization and related costs. Reorganization and related costs for the nine months ended September 30, 2014 and 2013 were $12.9 million and $1.5 million, respectively. The increase was due to costs incurred in connection with the relocation of our corporate office and reorganization of various positions within the Company. We believe substantially all costs related to this corporate reorganization were fully recognized as of September 30, 2014. The reorganization and related costs in the nine months ended September 30, 2013 relate primarily to offering costs for the sale of common units by NT Holdings.
Other (income) loss, net. Other (income) loss, net was a $0.5 million loss for the nine months ended September 30, 2014 compared to income of $11.6 million for the nine months ended September 30, 2013. This change is driven primarily by a reduction in the equity income of MPL due to non-routine expense projects on the pipeline during the nine months ended September 30, 2014 and $4.4 million of miscellaneous income that was recognized in the first and third quarters of 2013 related to settlements from indemnification arrangements.
Gains from derivative activities. For the nine months ended September 30, 2014, we had no gains or losses from derivative activities as our remaining crack spread derivatives expired in December 2013. For the nine months ended September 30, 2013, our gains from derivative activities were $21.5 million. We recorded a gain on the change in fair value of outstanding derivatives during the nine months ended September 30, 2013 of $46.1 million. These unrealized gains were offset by losses of $24.6 million in the nine months ended September 30, 2013 related to settled contracts. These derivatives were executed to partially hedge our refining margins.
Interest expense, net. Interest expense, net was $19.1 million for the nine months ended September 30, 2014 and $19.0 million for the nine months ended September 30, 2013. These interest charges relate primarily to our senior secured notes, commitment fees, interest on the ABL facility and the amortization of deferred financing costs.
Income tax provision. The income tax provision for the nine months ended September 30, 2014 was $3.5 million compared to $4.3 million for the nine months ended September 30, 2013. The reduction was due to lower income generated by our retail segment.
Net income. Our net income was $225.6 million for the nine months ended September 30, 2014 compared to $210.5 million for the nine months ended September 30, 2013. This increase in net income is primarily attributable to a $43.2 million decrease in turnaround and related expenses and a $32.4 million increase of our refining gross product margin. These improvements were partially offset by a decrease in gains from derivative activities of $21.5 million, a $12.1 million decrease in other income (loss), net and an $11.4 million increase in our reorganization and related costs.

Segment Financial Data
The segment financial data for the refining segment discussed below under “—Refining Segment” include intersegment sales of refined products to the retail segment. Similarly, the segment financial data for the retail segment discussed below under “—Retail Segment” contain intersegment purchases of refined products from the refining segment.
For purposes of presenting our consolidated results, such intersegment transactions are eliminated, as shown in the following tables.

	Three Months Ended September 30, 2014
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$1,173.9	$373.5	$—	$1,547.4
Intersegment sales	251.5	—	(251.5)	—
Segment revenue	$1,425.4	$373.5	$(251.5)	$1,547.4
Cost of sales:
Cost of sales	$1,257.9	$76.2	$—	$1,334.1
Intersegment purchases	—	251.5	(251.5)	—
Segment cost of sales	$1,257.9	$327.7	$(251.5)	$1,334.1

	Three Months Ended September 30, 2013
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$1,051.9	$389.0	$—	$1,440.9
Intersegment sales	269.8	—	(269.8)	—
Segment revenue	$1,321.7	$389.0	$(269.8)	$1,440.9
Cost of sales:
Cost of sales	$1,233.1	$75.5	$—	$1,308.6
Intersegment purchases	—	269.8	(269.8)	—
Segment cost of sales	$1,233.1	$345.3	$(269.8)	$1,308.6

	Nine Months Ended September 30, 2014
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$3,416.7	$1,079.5	$—	$4,496.2
Intersegment sales	739.0	—	(739.0)	—
Segment revenue	$4,155.7	$1,079.5	$(739.0)	$4,496.2
Cost of sales:
Cost of sales	$3,710.3	$212.1	$—	$3,922.4
Intersegment purchases	—	739.0	(739.0)	—
Segment cost of sales	$3,710.3	$951.1	$(739.0)	$3,922.4

	Nine Months Ended September 30, 2013
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$2,576.7	$1,110.4	$—	$3,687.1
Intersegment sales	778.4	—	(778.4)	—
Segment revenue	$3,355.1	$1,110.4	$(778.4)	$3,687.1
Cost of sales:
Cost of sales	$2,942.1	$205.6	$0.1	$3,147.8
Intersegment purchases	—	778.4	(778.4)	—
Segment cost of sales	$2,942.1	$984.0	$(778.3)	$3,147.8

Refining Segment

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$1,425.4	$1,321.7	$4,155.7	$3,355.1
Costs, expenses and other:
Cost of sales	1,257.9	1,233.1	3,710.3	2,942.1
Direct operating expenses	39.6	38.5	112.3	107.4
Turnaround and related expenses	4.6	12.2	6.0	49.2
Depreciation and amortization	8.7	7.9	25.0	22.1
Selling, general and administrative	8.2	7.4	24.4	21.8
Other income	(1.0)	(5.4)	(0.3)	(10.7)
Operating income	$107.4	$28.0	$278.0	$223.2
Key Operating Statistics
Refining gross product margin (in millions)(3)	$167.5	$88.6	$445.4	$413.0
Total refinery production (bpd)(1)	96,625	81,985	94,314	74,539
Total refinery throughput (bpd)	96,464	81,168	94,054	73,990
Refined products sold (bpd)(2)	100,064	96,277	97,252	83,164
Per barrel of throughput:
Refining gross product margin(3)	$18.87	$11.86	$17.35	$20.45
Direct operating expenses(4)	$4.46	$5.16	$4.37	$5.32
Per barrel of refined products sold:
Refining gross product margin(3)	$18.19	$10.00	$16.78	$18.19
Direct operating expenses(4)	$4.30	$4.35	$4.23	$4.73
Refinery product yields (bpd):
Gasoline	45,440	37,893	45,055	35,190
Distillate(5)	33,423	29,046	34,511	25,600
Asphalt	10,388	8,023	7,919	8,279
Other(6)	7,374	7,023	6,829	5,470
Total	96,625	81,985	94,314	74,539
Refinery throughput (bpd):
Crude oil	94,843	80,439	92,936	72,625
Other feedstocks(7)	1,621	729	1,118	1,365
Total	96,464	81,168	94,054	73,990
Market Statistics:
Crude Oil Average Pricing:
West Texas Intermediate ($/barrel)	$97.23	$105.76	$99.61	$98.87
PADD II / Group 3 Average Product Pricing:
Unleaded 87 Gasoline ($/barrel)	$111.41	$120.66	$114.26	$119.72
Ultra Low Sulfur Diesel ($/barrel)	$119.34	$128.60	$122.63	$127.50

(1)	Excludes fuel and coke on catalyst, which are used in our refining process. Also excludes purchased refined products.

(2)	Includes produced and purchased refined products, including ethanol and biodiesel.

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

(5)	Distillate includes diesel, jet fuel, light cycle oil and kerosene.

(6)	Other refinery products include propane, propylene, liquid sulfur and No. 6 fuel oil, among others. None of these products, by itself, contributes significantly to overall refinery product yields.

(7)	Other feedstocks include gas oil, natural gasoline, normal butane and isobutane, among others. None of these feedstocks, by itself, contributes significantly to overall refinery throughput.
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Refining gross product margin. Refining gross product margin for the three months ended September 30, 2014 was $167.5 million compared to $88.6 million for the three months ended September 30, 2013, an increase of 89.1%. This increase of $78.9 million was primarily due to an improvement in our gross margin per barrel of $8.19 driven by our favorable crude differentials versus benchmark crude costs. Additionally, our sales volume increased by 3.9% due to less downtime during the 2014 period compared to the 2013 period.

Direct operating expenses. Direct operating expense totaled $39.6 million for the three months ended September 30, 2014 compared to $38.5 million for the three months ended September 30, 2013, a 2.9% increase. This increase was due primarily to increased natural gas costs along with an increase in the estimated costs for environmental compliance at the refinery.

Turnaround and related expenses. Turnaround and related expenses totaled $4.6 million for the three months ended September 30, 2014 compared to $12.2 million for the three months ended September 30, 2013, a decrease of $7.6 million. The turnaround costs in the three months ended September 30, 2014 relate primarily to turnaround activities on our kerosene hydrotreater along with pre-turnaround costs on our gas oil hydrotreater which will be completed in the fourth quarter. The turnaround costs in the three months ended September 30, 2013 relate to the costs of a partial turnaround of our fluid catalytic cracking unit in September 2013.

Depreciation and amortization. Depreciation and amortization was $8.7 million for the three months ended September 30, 2014 compared to $7.9 million for the three months ended September 30, 2013, an increase of 10.1%. This increase was due to increased assets placed in service since September 30, 2013, the most significant of which was our updated waste water treatment facility.

Selling, general and administrative expenses. Selling, general and administrative expenses were $8.2 million and $7.4 million for the three months ended September 30, 2014 and 2013, respectively, an increase of 10.8% due primarily to variable compensation expense during the three months ended September 30, 2014.

Other income. Other income was $1.0 million for the three months ended September 30, 2014 compared to $5.4 million for the three months ended September 30, 2013. This change is driven primarily by a settlement from an indemnification arrangement during the three months ended September 30, 2013 along with a reduction in the equity income of MPL in the 2014 period due to non-routine expense projects on the pipeline that were not present in 2013.

Operating income. Income from operations was $107.4 million for the three months ended September 30, 2014 compared to $28.0 million for the three months ended September 30, 2013. This increase was primarily due to higher gross margins and lower turnaround expenses in the three months ended September 30, 2014 compared to the same period in 2013, partially offset by lower other income.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Refining gross product margin. Refining gross product margin for the nine months ended September 30, 2014 was $445.4 million compared to $413.0 million for the nine months ended September 30, 2013, an increase of 7.8%, primarily due to higher sales volumes in the nine months ended September 30, 2014. The higher sales volumes during the nine months ended September 30, 2014 are related to increased throughput capacity from our crude expansion project completed in the second quarter of 2013 as well as less refinery downtime from the 2013 turnaround and crude expansion project. This increase due to volume was partially offset by a decrease in market crack spreads.

Direct operating expenses. Direct operating expenses totaled $112.3 million for the nine months ended September 30, 2014 compared to $107.4 million for the nine months ended September 30, 2013, a 4.6% increase. This increase was due primarily to the impact of higher natural gas costs along with an increase in the estimated costs for environmental compliance at the refinery, partially offset by lower labor and benefits costs.
Turnaround and related expenses. Turnaround and related expenses totaled $6.0 million for the nine months ended September 30, 2014 compared to $49.2 million for the nine months ended September 30, 2013. The turnaround costs in the nine months ended September 30, 2014 include costs for a turnaround related activities on our kerosene hydrotreater and a partial turnaround of our hydrogen unit. The 2013 costs relate to a planned major plant turnaround which lasted the entire month of April 2013 and a partial turnaround of our fluid catalytic cracking unit in September 2013.
Depreciation and amortization. Depreciation and amortization was $25.0 million for the nine months ended September 30, 2014 compared to $22.1 million for the nine months ended September 30, 2013, an increase of 13.1%. This increase was due to increased assets placed in service since September 30, 2013, the most significant of which was our updated waste water treatment facility.
Selling, general and administrative expenses. Selling, general and administrative expenses were $24.4 million and $21.8 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of 11.9%. This increase was primarily due to higher personnel costs and risk management costs in the nine months ended September 30, 2014.
Other income. Other income was $0.3 million for the nine months ended September 30, 2014 compared to $10.7 million for the nine months ended September 30, 2013. This change is driven primarily by a settlement from an indemnification arrangement during the three months ended September 30, 2013 along with a reduction in the equity income of MPL in the 2014 period due to non-routine expense projects on the pipeline that were not present in 2013.
Operating income. Income from operations was $278.0 million for the nine months ended September 30, 2014 compared to $223.2 million for the nine months ended September 30, 2013. This increase from the prior-year period of $54.8 million is primarily due to higher gross margins and lower turnaround expenses in the three months ended September 30, 2014 compared to the same period in 2013, partially offset by lower other income.
Retail Segment

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$373.5	$389.0	$1,079.5	$1,110.4
Costs, expenses and other:
Cost of sales	327.7	345.3	951.1	984.0
Direct operating expenses	31.5	31.2	90.6	89.1
Depreciation and amortization	1.8	1.7	5.2	5.3
Selling, general and administrative	6.7	6.4	20.1	19.0
Operating income	$5.8	$4.4	$12.5	$13.0
Operating data:
Retail gross product margin (1)	$45.8	$43.7	$128.4	$126.4
Company-operated stores:
Fuel gallons sold (in millions)	79.7	81.2	229.5	232.8
Fuel margin per gallon (2)	$0.20	$0.19	$0.20	$0.19
Merchandise sales	$95.7	$94.8	$264.1	$256.6
Merchandise margin % (3)	25.7%	24.6%	26.0%	26.2%
Number of stores at period end	165	163	165	163
Franchisee stores:
Fuel gallons sold (in millions)(4)	19.7	16.3	52.4	40.4
Royalty income	$0.8	$0.7	$2.1	$1.9
Number of stores at period end	82	74	82	74
Market Statistics:
PADD II gasoline prices ($/gallon)	$3.49	$3.57	$3.54	$3.61

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
Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Retail gross product margin. Retail gross product margin for the three months ended September 30, 2014 was $45.8 million compared to $43.7 million for the three months ended September 30, 2013, an increase of 4.8%. This increase was driven primarily by higher margins at our company-operated stores and increased margin on merchandise sales.

Direct operating expenses. Direct operating expenses totaled $31.5 million for the three months ended September 30, 2014, compared to $31.2 million for the three months ended September 30, 2013, an increase of 1.0%, due primarily to higher personnel related costs within our retail segment due to the effect of new minimum wage laws in Minnesota, that took effect on August 1, 2014. This increase was partially offset by lower transaction fees for credit and debit card sales.

Depreciation and amortization. Depreciation and amortization was $1.8 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively. This decrease was primarily due to increased retail assets placed in service since September 30, 2013.

Selling, general and administrative expenses. Selling, general and administrative expenses were $6.7 million and $6.4 million for the three months ended September 30, 2014 and 2013, respectively. This increase was due to higher personnel costs partially offset by lower spending on information technology related services.

Operating income. Operating income was $5.8 million for the three months ended September 30, 2014 compared to $4.4 million for the three months ended September 30, 2013, an increase of $1.4 million. This increase was driven primarily by increased gross margins.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
Retail gross product margin. Retail gross product margin for the nine months ended September 30, 2014 was $128.4 million compared to $126.4 million for the nine months ended September 30, 2013, an increase of 1.6%. This increase was primarily due to higher fuel margins at our company-operated stores partially offset by lower fuel volumes.
Direct operating expenses. Direct operating expenses totaled $90.6 million for the nine months ended September 30, 2014 compared to $89.1 million for the nine months ended September 30, 2013, an increase of 1.7%. This increase is primarily due to higher personnel costs at our stores and higher advertising expense during the nine months ended September 30, 2014. This increase was partially offset by lower transaction fees on credit and debit card sales.
Depreciation and amortization. Depreciation and amortization was $5.2 million and $5.3 million for the nine months ended September 30, 2014 and 2013, respectively. This increase was primarily due to increased retail assets placed in service since September 30, 2013.

Selling, general and administrative expenses. Selling, general and administrative expenses were $20.1 million and $19.0 million for the nine months ended September 30, 2014 and 2013, respectively, a 5.8% increase. The increase relates primarily to higher personnel costs in the nine months ended September 30, 2014, partially offset by lower costs for information technology services.
Operating income. Operating income was $12.5 million for the nine months ended September 30, 2014 compared to $13.0 million for the nine months ended September 30, 2013, a decrease of $0.5 million. The decrease is primarily attributable to higher labor costs in direct operating expenses and selling, general and administrative expenses during the nine months ended September 30, 2014, partially offset by improved fuel gross margins.
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
Adjusted EBITDA is not a presentation made in accordance with GAAP and our computation of Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our senior secured notes and our revolving credit facility. Adjusted EBITDA should not be considered as an alternative to operating earnings or net earnings as measures of operating performance. In addition, Adjusted EBITDA is not presented as and should not be considered an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before turnaround and related expenses, equity-based compensation expense, gains (losses) from crack spread derivative activities, reorganization and related costs and adjustments to reflect proportionate depreciation expense from MPL operations. Other companies, including companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

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

The following tables reconcile net income (loss) as reflected in the results of operations tables and segment footnote disclosures to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30, 2014
	Refining	Retail	Other	Total
(in millions)
Net income (loss)	$107.4	$3.9	$(15.1)	$96.2
Adjustments:
Interest expense	—	—	6.7	6.7
Income tax provision	—	1.9	—	1.9
Depreciation and amortization	8.7	1.8	0.2	10.7
EBITDA subtotal	116.1	7.6	(8.2)	115.5
MPL proportionate depreciation expense	0.7	—	—	0.7
Turnaround and related expenses	4.6	—	—	4.6
Equity-based compensation expense	—	—	2.0	2.0
Adjusted EBITDA	$121.4	$7.6	$(6.2)	$122.8

	Three Months Ended September 30, 2013
	Refining	Retail	Other	Total
(in millions)
Net income (loss)	$28.0	$3.0	$(3.8)	$27.2
Adjustments:
Interest expense	—	—	6.3	6.3
Income tax provision	—	1.4	—	1.4
Depreciation and amortization	7.9	1.7	0.2	9.8
EBITDA subtotal	35.9	6.1	2.7	44.7
MPL proportionate depreciation expense	0.7	—	—	0.7
Turnaround and related expenses	12.2	—	—	12.2
Equity-based compensation expense	—	—	0.7	0.7
Reorganization and related costs	—	—	0.6	0.6
Gains from derivative activities	—	—	(7.4)	(7.4)
Adjusted EBITDA	$48.8	$6.1	$(3.4)	$51.5

	Nine Months Ended September 30, 2014
	Refining	Retail	Other	Total
(in millions)
Net income (loss)	$278.0	$9.0	$(61.4)	$225.6
Adjustments:
Interest expense	—	—	19.1	19.1
Income tax provision	—	3.5	—	3.5
Depreciation and amortization	25.0	5.2	0.6	30.8
EBITDA subtotal	303.0	17.7	(41.7)	279.0
MPL proportionate depreciation expense	2.1	—	—	2.1
Turnaround and related expenses	6.0	—	—	6.0
Equity-based compensation expense	—	—	7.5	7.5
Reorganization and related costs	—	—	12.9	12.9
Adjusted EBITDA	$311.1	$17.7	$(21.3)	$307.5

	Nine Months Ended September 30, 2013
	Refining	Retail	Other	Total
(in millions)
Net income (loss)	$223.2	$8.7	$(21.4)	$210.5
Adjustments:
Interest expense	—	—	19.0	19.0
Income tax provision	—	4.3	—	4.3
Depreciation and amortization	22.1	5.3	0.4	27.8
EBITDA subtotal	245.3	18.3	(2.0)	261.6
MPL proportionate depreciation expense	2.1	—	—	2.1
Turnaround and related expenses	49.2	—	—	49.2
Equity-based compensation expense	—	—	6.4	6.4
Reorganization and related costs	—	—	1.5	1.5
Gains from derivative activities	—	—	(21.5)	(21.5)
Adjusted EBITDA	$296.6	$18.3	$(15.6)	$299.3
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

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Refining revenue	$1,425.4	$1,321.7	$4,155.7	$3,355.1
Refining cost of sales	1,257.9	1,233.1	3,710.3	2,942.1
Refining gross product margin	$167.5	$88.6	$445.4	$413.0
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

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Retail revenue:
Fuel revenue	$270.4	$287.2	$793.5	$833.1
Merchandise revenue	95.7	94.8	264.1	256.6
Other revenue	12.5	12.1	35.7	34.4
Intercompany eliminations	(5.1)	(5.1)	(13.8)	(13.7)
Retail revenue	373.5	389.0	1,079.5	1,110.4

Retail cost of sales:
Fuel cost of sales	254.3	273.3	748.7	788.9
Merchandise cost of sales	71.1	71.6	195.4	189.4
Other cost of sales	7.4	5.5	20.8	19.4
Intercompany eliminations	(5.1)	(5.1)	(13.8)	(13.7)
Retail cost of sales	327.7	345.3	951.1	984.0

Retail gross product margin:
Fuel margin	16.1	13.9	44.8	44.2
Merchandise margin	24.6	23.2	68.7	67.2
Other margin	5.1	6.6	14.9	15.0
Intercompany eliminations	—	—	—	—
Retail gross product margin	$45.8	$43.7	$128.4	$126.4
Liquidity and Capital Resources
Our primary sources of liquidity have traditionally been cash generated from our operating activities and availability under our ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing and selling sufficient quantities of refined products and merchandise at margins sufficient to cover fixed and variable expenses. We may make strategic investments with the objective of increasing cash available for distribution to our unitholders. These strategic investments would be financed via debt or equity issuances. Our ability to make these investments in the future will depend largely on the availability of debt financing and on our ability to periodically use equity financing through the issuance of new common units. Future financing will depend on various factors, including prevailing market conditions, interest rates and our financial condition and credit rating. For discussions on our refinery gross product margin per barrel, retail fuel margin per gallon and merchandise margin for company-operated stores, see “Results of Operations—Refining Segment” and “Results of Operations—Retail Segment.”
On September 29, 2014, the Company entered into an amended and restated asset-based revolving credit facility (the “ABL Facility”) with JPMorgan Chase Bank, N.A., as administrative agent for the lenders and as collateral agent for the other secured parties. The borrowers under the ABL Facility are St. Paul Park Refining Co. LLC, Northern Tier Bakery LLC, Northern Tier Retail LLC and SuperAmerica Franchising LLC, each of which is a wholly owned subsidiary of the Company. Lenders under the ABL Facility hold commitments totaling $500.0 million, all of which mature on September 29, 2019. Borrowing availability under the ABL Facility is tied to a borrowing base dependent upon the amount of eligible accounts receivable and inventory. As of September 30, 2014, the Company had no outstanding balance under our ABL Facility. The borrowing base under the ABL Facility was $321.0 million and availability under the ABL Facility was $282.9 million (which is net of $38.1 million in outstanding letters of credit).
As of September 30, 2014, we had $354.3 million of outstanding aggregate principal of our 7.125% senior secured notes due 2020 (the “2020 Secured Notes”). On September 29, 2014, the Company issued an additional $75.0 million of the 2020 Secured Notes at 105.75% of par for gross proceeds of $79.3 million. This offering was issued under the same indenture and associated terms as the existing 2020 Secured Notes. The Company incurred financing costs of $1.9 million associated with this offering. The issuance premium of $4.3 million will be amortized to and reduce interest expense over the remaining life of the notes. The proceeds from the September 2014 offering were used to purchase crude oil inventories in connection with the wind-down of our crude oil supply and logistics agreement (as amended, the "Crude Intermediation Agreement") with J.P. Morgan Commodities Canada Corporation ("JPM CCC").
During the first quarter of 2014, we initiated a plan that includes a relocation of our corporate offices and the reorganization of various positions, primarily among senior management. In relation to this reorganization plan, it was determined during the nine months ended September 30, 2014 that certain employees will be terminated. As such, we recognized zero and $12.9 million of expense during the three and nine months ended September 30, 2014, respectively, which included compensation related to the severance of employment and the acceleration of unvested equity based compensation. The Company expects that substantially all reorganization costs associated with the corporate office relocation were fully recognized at June 30, 2014. As of September 30, 2014, remaining cash payments under this reorganization plan are estimated to be $1.1 million, which will be paid from 2014 through 2016.
Based on current and anticipated levels of operations and conditions in our industry and markets, we believe that cash on hand, together with cash flows from operations and borrowings available to us under our ABL facility, will be adequate to meet our ordinary course working capital, capital expenditures, debt service and other cash requirements for at least the next twelve months. However, we may increase future liquidity via the sale of additional common units, obtaining new or expanded borrowing capacity, or both.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended
(in millions)	September 30, 2014	September 30, 2013
Net cash provided by operating activities	$134.6	$222.6
Net cash used in investing activities	(30.4)	(76.0)
Net cash used in financing activities	(84.0)	(292.8)
Net increase (decrease) in cash and cash equivalents	20.2	(146.2)
Cash and cash equivalents at beginning of period	85.8	272.9
Cash and cash equivalents at end of period	$106.0	$126.7
Net Cash Provided By Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2014 was $134.6 million. The most significant providers of cash were our net income ($225.6 million) adjusted for non-cash adjustments, such as depreciation and amortization expense ($30.8 million) and equity-based compensation ($12.3 million). Additionally, cash was negatively impacted by a net working capital increase of $135.2 million, which primarily relates to our purchase of crude oil inventory in connection with the wind-down of our Crude Intermediation Agreement with JPM CCC.
Net cash provided by operating activities for the nine months ended September 30, 2013 was $222.6 million. The most significant providers of cash were our net income ($210.5 million) adjusted for non-cash adjustments, such as depreciation and amortization expense ($27.8 million), equity-based compensation ($6.4 million), offset by a non-cash gain from the change in fair value of outstanding derivatives ($46.7 million). Additionally, cash was negatively impacted by a net working capital increase of $22.8 million.
The decrease in cash provided by operating activities of $88.0 million versus the prior year is primarily due to higher working capital requirements.
Net Cash Used In Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2014 of $30.4 million was primarily related to capital expenditures. Capital spending for the nine months ended September 30, 2014 primarily included the waste water treatment plant construction at our refinery and safety related enhancements and facility improvements at the refinery and retail store locations.
Net cash used in investing activities for the nine months ended September 30, 2013 was $76.0 million, relating primarily to capital expenditures of $76.9 million. Capital spending for the nine months ended September 30, 2013 primarily included the capacity expansion project on one of our crude distillation units, our waste water treatment plant construction at our refinery, safety related enhancements and facility improvements at the refinery and retail store locations.
The decrease in cash used in investing activities of $45.6 million versus the prior year is primarily due to the capacity expansion project to one of our crude distillation units in the prior year quarter which did not reoccur in 2014.
Net Cash Used In Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2014 of $84.0 million was primarily related to $158.8 million in quarterly distributions to unitholders, partially offset by $79.3 million in cash proceeds from a bond offering which occurred in the third quarter of 2014.
Net cash used in financing activities for the nine months ended September 30, 2013 of $292.8 million was related to our quarterly distributions to unitholders.
The decrease in cash used in financing activities of $208.8 million versus the prior year period is primarily due to lower cash distributions in the nine months ended September 30, 2014 versus the same period in the year prior. We distribute cash to our unitholders one quarter in arrears of when it was earned. The decrease in cash used in financing activities was partially offset by cash proceeds of $79.3 million from our 2014 bond offering.
Working Capital
Working capital at September 30, 2014 was $272.5 million, consisting of $697.9 million in total current assets and $425.4 million in total current liabilities. Working capital at December 31, 2013 was $109.5 million, consisting of $525.0 million in total current assets and $415.5 million in total current liabilities. The increase in working capital as of September 30, 2014 was primarily due to cash generated by operations being in excess of our capital spending and cash distributions, as well as increased inventory and other working capital requirements due to timing differences in the payment and collection of accounts payable and accounts receivable.
Historically, we maintained a crude oil supply and logistics agreement with JPM CCC pursuant to which JPM CCC assisted us in the purchase of the crude oil to our storage tanks at Cottage Grove, Minnesota, which are approximately two miles from our refinery. Upon delivery of the crude oil to us, we paid JPM CCC the price of the crude oil plus certain agreed fees and expenses. Going forward, we expect utilize existing trade credit with our vendors to fund the purchase of crude oil. If needed, we plan to utilize letters of credit under our ABL Facility to facilitate crude oil purchases with vendors.
JPMorgan Chase & Co. announced its intention to sell the physical portions of its commodities business (which includes JPM CCC) to Mercuria Energy Group Ltd. during the fourth quarter of 2014. In advance of this sale, JPM CCC and the Company have mutually agreed to terminate the Crude Intermediation Agreement. We believe that in addition to avoiding the supply fees, we will also gain further control over our crude oil procurement process as a result of the terminating of this agreement.
In order to finance the incremental working capital requirement from the termination of the Crude Intermediation Agreement, we issued $75 million of additional senior secured notes under our existing note indenture. We also expanded the capacity of our undrawn ABL facility from $300 million to $500 million in order to provide further flexibility to manage ongoing working capital requirements.
Capital Spending
Total capital spending was $34.3 million for the nine months ended September 30, 2014. Capital spending for the nine months ended September 30, 2014 primarily included the updated waste water treatment plant construction (approximately $17 million) at our refinery as well as safety related enhancements and facility improvements at the refinery and retail store locations.

Capital spending for the nine months ended September 30, 2013 of $76.9 million was primarily related to the capacity expansion project on one of our crude distillation units, our waste water treatment plant construction at our refinery as well as safety related enhancements and facility improvements at the refinery and retail store locations.
We currently expect to spend approximately $7 million in the fourth quarter, for a total of $41.0 million for full year 2014. The remaining projects primarily relate to the ongoing replacement spending also referred to as maintenance capital. While we do not have a significant amount of capital spending planned for discretionary projects for 2014, the board of directors of our general partner may approve cash reserves for discretionary projects in determining cash available for distributions. These reserves would replenish cash used for discretionary projects in prior years and could be utilized for future discretionary projects.
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
The following table details the quarterly distributions declared to common unitholders since 2013:

Date Declared	Date Paid	Common Units and equivalents (in millions)	Distribution per common unit and equivalent	Total Distribution (in millions)
2013 Distributions:
February 11, 2013	February 28, 2013	91.9	$1.27	$116.7
May 13, 2013	May 30, 2013	92.2	$1.23	113.4
August 13, 2013	August 29, 2013	92.2	$0.68	62.7
November 11, 2013	November 27, 2013	92.2	$0.31	28.6
Distributions declared during 2013			$3.49	$321.4
2014 Distributions:
February 7, 2014	February 28, 2014	92.4	$0.41	$37.9
May 6, 2014	May 30, 2014	93.0	$0.77	71.6
August 5, 2014	August 29, 2014	93.1	$0.53	49.3
November 4, 2014	November 25, 2014	93.1	$1.00	92.9
Distributions declared during 2014			$2.71	$251.7

Total distributions declared since 2013			$6.20	$573.1
Notwithstanding our distribution policy, certain provisions of the indenture governing the 2020 Secured Notes and our revolving credit facility may restrict the ability of NTE LLC, our operating subsidiary, to distribute cash to us.
The following table details our calculation of cash available for distribution for the three months ended September 30, 2014:

(in millions)	Three Months Ended September 30, 2014
Net income	$96.2
Adjustments:
Interest expense	6.7
Income tax provision	1.9
Depreciation and amortization	10.7
EBITDA subtotal	115.5
MPL proportionate depreciation expense	0.7
Turnaround and related expenses	4.6
Equity-based compensation impacts	2.0
Reorganization and related costs	—
Adjusted EBITDA (1)	122.8
Cash interest expense	(5.7)
Current tax provision	(1.9)
MPL proportionate depreciation expense	(0.7)
Capital expenditures (2)	(9.1)
Cash reserve for turnaround and related expenses (3)	(7.5)
Cash reserve for discretionary capital expenditures (3)	(5.0)
Cash Available for Distribution (4)	$92.9

(1)
Adjusted EBITDA is not a presentation made in accordance with GAAP and our computation of Adjusted EBITDA may vary from others in our industry.  In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in calculating the components of various covenants in the agreements governing our 2020 Secured Notes and ABL Facility. We believe the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. The calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes and the accounting effects of significant turnaround activities which many of our peers capitalize and therefore exclude from

Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to operating income or net income as measures of operating performance.  In addition, Adjusted EBITDA is not presented as, and should not be considered, an alternative to cash flow from operations as a measure of liquidity.  Adjusted EBITDA is defined as net income (loss) before interest expense, income taxes and depreciation and amortization, adjusted for depreciation from the Minnesota Pipe Line operations, turnaround and related expenses, equity-based compensation expense, gains or losses from crack spread derivative activities and costs related to our reorganization activities. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the results as reported under GAAP.

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

(4)
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
Commodity Price Risk
As a refiner of petroleum products, we have exposure to market pricing for products sold in the future. In order to realize value from our processing capacity, we must achieve a positive spread between the cost of raw materials and the value of finished products (i.e., refinery gross product margin or crack spread). The physical commodities that comprise our raw materials and finished goods are typically bought and sold at a spot or index price that can be highly variable. The timing, direction and overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in our average refinery gross product margin, based on our average refinery throughput for the nine months ended September 30, 2014 of 94,054 bpd, would result in a change of $34.3 million in our overall annual gross margin.
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
Basis Risk
The effectiveness of our risk mitigation strategies is dependent upon the correlation of the price index utilized for the hedging activity and the cash or spot price of the physical commodity for which price risk is being mitigated. Basis risk is a term we use to define that relationship. Basis risk can exist due to several factors, for example the location differences between the derivative instrument and the underlying physical commodity. Our selection of the appropriate index to utilize in a hedging strategy is a prime consideration in our basis risk exposure. In hedging NYMEX or U.S. Gulf Coast (or any other relevant benchmark) crack spreads, we experience location basis as the settlement price of NYMEX refined products (related more to New York Harbor cash markets) or U.S. Gulf Coast refined products (related more to U.S. Gulf Coast cash markets) may be different than the prices of refined products in our Upper Great Plains pricing area. The risk associated with not hedging the basis when using NYMEX or U.S. Gulf Coast forward contracts to fix future margins is if the crack spread increases based on prices traded on NYMEX or U.S. Gulf Coast while pricing in our market remains flat or decreases, then we would be in a position to lose money on the derivative position while not earning an offsetting additional margin on the physical position based on the pricing in our market. Assuming all other factors remained constant, a $1 per barrel change in our gasoline and distillate basis would result in an annual change of $16.4 million and $12.6 million in our annual gross product margin on gasoline and distillate sales, respectively, based on our average refinery production of these products for the nine months ended September 30, 2014 of 45,055 bpd and 34,511 bpd, respectively.
Commodities Price and Basis Risk Management Activities
We have entered into agreements that govern all cash-settled commodity transactions that we enter into with J. Aron & Company and Macquarie Bank Limited for the purpose of managing our risk with respect to the crack spread created by the purchase of crude oil for future delivery and the sale of refined petroleum products, including gasoline, diesel, jet fuel and heating fuel, for future delivery. Under the agreements, as market conditions permit, we have the capacity to mitigate our crack spread risk with respect to reasonable percentages of the refinery’s projected monthly production of some or all of these refined products. As of September 30, 2014, we have no hedged barrels of future gasoline and diesel production.
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

Interest Rate Risk
As of September 30, 2014, the availability under our revolving credit facility was $282.9 million. This availability is net of $38.1 million in outstanding letters of credit as of September 30, 2014. We had no borrowings under our revolving credit facility at September 30, 2014. Borrowings under our revolving credit facility bear interest, at our election, at either an alternative base rate, plus an applicable margin (which ranges between 0.50% and 1.00% pursuant to a grid based on average excess availability) or a LIBOR rate plus an applicable margin (which ranges between 1.50% and 2.00% pursuant to a grid based on average excess availability).
Credit Risk
We are subject to risk of losses resulting from nonpayment or nonperformance by our wholesale refining customers. We will continue to closely monitor the creditworthiness of customers to whom we grant credit and establish credit limits in accordance with our credit policy.

ITEM 4. Controls and Procedures.

Evaluation of disclosure controls and procedures.
NTE LP maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, allowing timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.
While we may, from time to time, be involved in various lawsuits, claims and proceedings arising in the normal course of business, we are not currently a party to any lawsuits, claims or proceedings that, if determined adversely against us, would have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risks under the heading “Risk Factors” in Item 1A of our 2013 Annual Report on Form 10-K and on Form 10-Q for the quarter ended June 30, 2014, which risks could materially affect our business, financial condition or future results. There has been no material change in our risk factors from those described in the 2013 Annual Report on Form 10-K or the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. These risks are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.
ITEM 6. Exhibits.
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Northern Tier Energy LP

By:	Northern Tier Energy GP LLC,
its general partner

Date November 4, 2014	By:	/s/ David L. Lamp
	Name:	David L. Lamp
	Title:	President and Chief Executive Officer of Northern Tier Energy GP LLC (Principal Executive Officer)

Date November 4, 2014	By:	/s/ David Bonczek
	Name:	David Bonczek
	Title:	Executive Vice President and Chief Financial Officer of Northern Tier Energy GP LLC (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX*
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

10.2(a)	Shared Services Agreement by and among Northern Tier Energy LLC and Western Refining Southwest, Inc. and Western Refining Company, L.P. dated October 30, 2014.

4.1
Supplemental Indenture, dated as of September 29, 2014, by and among Northern Tier Energy LLC, Northern Tier Finance Corporation, the subsidiary guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, File No. 001-35612 filed October 3, 2014).

4.2
Exchange and Registration Rights Agreement, dated as of September 29, 2014, by and among Northern Tier Energy LLC, Northern Tier Finance Corporation and J.P. Morgan Securities LLC, Credit Agricole Securities (USA) Inc., Wells Fargo Securities, LLC, Mitsubishi UFJ Securities (USA), Inc., RB International Markets (USA) LLC, Suntrust Robinson Humphrey, Inc., U.S. Bancorp Investments, Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, File No. 001-35612, filed October 3, 2014).

10.1
Amended and Restated Credit Agreement, dated as of September 29, 2014, by and among the financial institutions party thereto, J.P. Morgan Chase Bank, N.A., SunTrust Bank, Wells Fargo Capital Finance, LLC, Bank of America, N.A. Credit Agricole Corporate and Investment Bank, St. Paul Park Refining Co. LLC, Northern Tier Bakery LLC, Northern Tier Retail LLC, SuperAmerica Franchising LLC, Northern Tier Energy LLC and each other subsidiary of Northern Tier Energy LLC from time to time party thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, File No. 001-35612, filed October 3, 2014).

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