Form 10-Q
period 2015-09-30
Northern Tier Energy LP
filed 2015-11-03
CIK 1533454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of November 3, 2015, Northern Tier Energy LP had 92,833,486 common units outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “NTI.”

NORTHERN TIER ENERGY LP
FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
NORTHERN TIER ENERGY LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except unit data, unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$114.6	$87.9
Receivables, less allowance for doubtful accounts	185.0	236.0
Inventories	284.5	252.1
Other current assets	18.4	15.2
Total current assets	602.5	591.2
NON-CURRENT ASSETS
Equity method investment	82.5	80.7
Property, plant and equipment, net	453.6	445.8
Intangible assets	33.8	33.8
Other assets	26.5	28.9
Total Assets	$1,198.9	$1,180.4
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$250.8	$334.3
Accrued liabilities	63.9	52.6
Total current liabilities	314.7	386.9
NON-CURRENT LIABILITIES
Long-term debt	353.7	354.2
Lease financing obligation	6.7	8.6
Other liabilities	26.5	27.0
Total liabilities	701.6	776.7
Commitments and contingencies
EQUITY
Partners' capital (92,833,486 and 92,712,744 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	500.4	406.9
Accumulated other comprehensive loss	(3.1)	(3.2)
Total equity	497.3	403.7
Total Liabilities and Equity	$1,198.9	$1,180.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN TIER ENERGY LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in millions, except unit and per unit data, unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
REVENUE (a)	$891.6	$1,547.4	$2,645.2	$4,496.2
COSTS, EXPENSES AND OTHER
Cost of sales (a)	666.6	1,334.1	1,957.7	3,922.4
Direct operating expenses	75.2	71.1	220.8	202.9
Turnaround and related expenses	7.8	4.6	9.4	6.0
Depreciation and amortization	11.0	10.7	32.6	30.8
Selling, general and administrative expenses	20.5	22.8	62.9	72.5
Reorganization and related costs	—	—	—	12.9
Income from equity method investment	(4.2)	(0.9)	(12.0)	—
Other loss	0.1	0.2	0.4	0.5
OPERATING INCOME	114.6	104.8	373.4	248.2
Interest expense, net	(7.5)	(6.7)	(22.5)	(19.1)
INCOME BEFORE INCOME TAXES	107.1	98.1	350.9	229.1
Income tax provision	(3.6)	(1.9)	(7.3)	(3.5)
NET INCOME	103.5	96.2	343.6	225.6
Other comprehensive income, net of tax	—	0.1	0.1	0.2
COMPREHENSIVE INCOME	$103.5	$96.3	$343.7	$225.8

EARNINGS PER UNIT INFORMATION:
Weighted average number of units outstanding:
Basic	92,504,348	92,479,124	92,488,003	92,357,483
Diluted	92,948,024	92,531,445	92,782,607	92,382,107
Earnings per unit:
Basic	$1.11	$1.04	$3.70	$2.44
Diluted	$1.11	$1.04	$3.69	$2.44

Cash distributions declared per common unit	$1.19	$0.53	$2.76	$1.71

SUPPLEMENTAL INFORMATION:
(a) Excise taxes included in revenues and cost of sales	$93.6	$98.4	$296.6	$290.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN TIER ENERGY LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$343.6	$225.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.6	30.8
Non-cash interest expense	1.5	2.2
Equity-based compensation expense	7.9	12.3
Gain from the change in fair value of outstanding derivatives	(0.3)	(1.1)
Equity investment earnings, net of dividends	(6.2)	—
Change in lower of cost or market inventory adjustment	(12.2)	—
Changes in assets and liabilities, net:
Accounts receivable	54.1	(17.3)
Inventories	(20.2)	(148.0)
Other current assets	(3.3)	13.5
Accounts payable and accrued expenses	(81.2)	14.7
Other, net	1.0	1.9
Net cash provided by operating activities	317.3	134.6
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(35.2)	(34.3)
Return of capital from investments	—	3.9
Net cash used in investing activities	(35.2)	(30.4)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured notes	—	79.3
Financing costs	—	(4.5)
Equity distributions	(255.4)	(158.8)
Net cash used in financing activities	(255.4)	(84.0)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	26.7	20.2
Cash and cash equivalents at beginning of period	87.9	85.8
Cash and cash equivalents at end of period	$114.6	$106.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

NORTHERN TIER ENERGY LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Northern Tier Energy LP (“NTE LP” or the “Company”) is an independent downstream energy company with refining, retail and logistics operations that serve the Petroleum Administration for Defense District II (“PADD II”) region of the United States. NTE LP holds 100% of the membership interest in Northern Tier Energy LLC (“NTE LLC”). NTE LP is a master limited partnership (“MLP”) for U.S. federal income tax purposes.
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
Western Refining, Inc. (“Western Refining”) indirectly owns 100% of Northern Tier Energy GP LLC ("NTE GP"), the general partner of NTE LP, and 35,622,500 common units, or 38.4%, of NTE LP at September 30, 2015. The remaining balance of the NTE LP units are publicly traded.
As of September 30, 2015, the St. Paul Park refinery owned by SPPR, which is located in St. Paul Park, Minnesota, had total crude oil throughput capacity of 97,800 barrels per stream day. Refining operations include crude fractionation, catalytic cracking, hydrotreating, reforming, alkylation, sulfur recovery and a hydrogen plant. The refinery processes predominately North Dakota and Canadian crude oils into products such as gasoline, diesel, jet fuel, kerosene, asphalt, propane, propylene and sulfur. The refined products are sold primarily in the Upper Great Plains of the United States.
As of September 30, 2015, NTR operated 165 convenience stores under the SuperAmerica brand and SAF supported 102 franchised stores which also utilize the SuperAmerica brand. These 267 SuperAmerica stores are primarily located in Minnesota and Wisconsin and sell gasoline, merchandise and, in some locations, diesel fuel. There is a wide range of merchandise sold at the stores including prepared foods, beverages and non-food items. The merchandise sold includes a significant number of proprietary items. NTB prepares and distributes food products under the SuperMom’s Bakery brand primarily to SuperAmerica branded retail outlets.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the periods reported have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other period. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements of NTE LP at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K.
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
MPLI owns all of the preferred membership units of MPL. This investment in MPLI, which provides the Company no significant influence over MPLI, is accounted for as a cost method investment. The investment in MPLI is carried at a value of $6.7 million and $6.8 million at September 30, 2015 and December 31, 2014, respectively, and is included in other noncurrent assets within the condensed consolidated balance sheets.
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

•
Retail – comprised of 165 Company operated convenience stores and 102 franchisee operated convenience stores as of September 30, 2015, primarily in Minnesota and Wisconsin. The retail segment also includes the operation of NTB.

Inventories
Crude oil, refined product and other feedstock and blendstock inventories are carried at the lower of cost or market ("LCM"). Cost is determined principally under the last-in, first-out (“LIFO”) valuation method to reflect a better matching of costs and revenues for refining inventories. Costs include both direct and indirect expenditures incurred in bringing an item or product to its existing condition and location. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of sales in the period recorded. In subsequent periods, a new LCM determination is made based upon current circumstances relative to, and not to exceed, the original LCM reserve that was established in fourth quarter 2014. The Company has LIFO pools for crude oil and other feedstocks and for refined products in its Refining segment and a LIFO pool for refined products inventory held by the retail stores in its Retail segment. Retail merchandise inventory is valued using the average cost method.
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
Derivative Financial Instruments
The Company is exposed to earnings and cash flow volatility due to fluctuations in crude oil, refined products, and natural gas prices. The timing of certain commodity purchases and sales also subject the Company to earnings and cash flow volatility. To manage these risks, the Company may use derivative instruments associated with the purchase or sale of crude oil, refined products, and natural gas to hedge volatility in our refining and operating margins. The Company may use futures, options, and swaps contracts to manage price risks associated with inventory quantities above or below target levels. Crack spread and crude differential futures and swaps contracts may also be used to hedge the volatility of refining margins.
All derivative instruments, except for those that meet the normal purchases and normal sales exception, are recorded in the condensed consolidated balance sheets at fair value and are classified depending on the maturity date of the underlying contracts. Changes in the fair value of the Company's contracts are accounted for by marking them to market and recognizing any resulting gains or losses in the condensed consolidated statements of operations and comprehensive income. Gains and losses from derivative activity specific to managing price risk on inventory quantities both above and below target levels are included within cost of sales. Derivative gains and losses are reported as operating activities within the condensed consolidated statements of cash flows.
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
Excise Taxes
The Company is required by various governmental authorities, including federal and state, to collect and remit taxes on certain products. Such taxes are presented on a gross basis in revenue and cost of sales in the condensed consolidated statements of operations and comprehensive income. These taxes totaled $93.6 million and $98.4 million for the three months ended September 30, 2015 and 2014, respectively, and $296.6 million and $290.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Reclassification
A reclassification has been made to the prior-year financial information in order to conform to the Company’s current presentation. Income from the Company's equity method investment in MPL has been reclassified from Other loss to a separate line titled income from equity method investment. The amount of this reclassification was a gain of $0.9 million for the three months ended September 30, 2014. The Company's income from its investment in MPL was break-even for the nine months ended September 30, 2014 and therefore no reclassification was made for that period.
Accounting Developments
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
On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related directly to notes payable be deducted from the face amount of that note and the amortization of such costs be classified as interest expense. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity must retrospectively apply the guidance. The Company believes the adoption of this ASU will result in the reclassification of the deferred financing costs associated with our 2020 Secured Notes (see Note 10) from other assets to long-term debt. The unamortized amount of these deferred financing costs were $6.4 million and $7.3 million at September 30, 2015 and December 31, 2014, respectively.
3. RELATED PARTY TRANSACTIONS
As described in Note 1, Western Refining owned 35,622,500 common units, or 38.4%, of NTE LP as well as 100% of NT InterHoldCo LLC, which owned 100% of NTE GP, the general partner of NTE LP, as of September 30, 2015. The Company has engaged in several types of transactions with Western Refining including crude and feedstock purchases, asphalt purchases, and railcar leases. Additionally, the Company is party to a shared services agreement with Western Refining whereby the Company both receives and provides administrative support services. The shared services agreement was effective as of September 1, 2014, and was approved by the Conflicts Committee of the board of directors of NTE LP's general partner. These services include assistance with treasury, risk management and commercial operations, environmental compliance, information technology support, internal audit and legal.
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

The Company engaged in the following related party transactions with unconsolidated affiliates for the three and nine months ended September 30, 2015 and 2014:

		Three Months Ended		Nine Months Ended
(in millions)	Location in Statement of Operations and Comprehensive Income	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Western Refining:
Asphalt sales	Revenue	$7.5	$2.2	$35.3	$7.0
Feedstock sales	Revenue	0.1	—	0.6	—
Railcar lease sales	Revenue	—	—	0.2	0.1
Crude and feedstock purchases	Cost of sales	—	—	—	6.3
Refined product purchases	Cost of sales	1.5	—	1.5	—
Shared services purchases	Selling, general and administrative expenses	1.0	0.3	2.6	0.3
Minnesota Pipeline Company:
Pipeline transportation purchases	Cost of sales	13.9	0.2	41.3	0.2
The Company had the following outstanding receivables and payables with non-consolidated related parties at September 30, 2015 and December 31, 2014:

(in millions)	Balance Sheet Location	September 30, 2015	December 31, 2014
Net receivable (payable) with related party:
Western Refining	Receivables, less allowance for doubtful accounts	$2.2	$5.1
Western Refining	Accounts payable	(2.2)	—
Minnesota Pipeline Company	Receivables, less allowance for doubtful accounts	4.3	—
Minnesota Pipeline Company	Accounts payable	—	(2.1)
Minnesota Pipeline Company	Accrued liabilities	(1.3)	—
4. INCOME TAXES
NTE LP is treated as a partnership for federal and state income tax purposes. However, NTRH, the parent company of NTR and NTB, is taxed as a corporation for federal and state income tax purposes. No provision for income tax is calculated on the earnings of the Company or its subsidiaries, other than NTRH, as these entities are pass-through entities for tax purposes.
The Company’s effective tax rate for the three months ended September 30, 2015 and 2014 was 3.4% and 1.9%, respectively. For the nine months ended September 30, 2015 and 2014, the effective tax rate was 2.1% and 1.5%, respectively. For the nine months ended September 30, 2015 and 2014, the Company's consolidated federal and state expected statutory tax rates were 40.9% and 40.5%, respectively. The Company's effective tax rate for the nine months ended September 30, 2015 and 2014 was lower than the statutory rate primarily due to the fact that only the retail operations of the Company are taxable entities.

5. INVENTORIES

	September 30,	December 31,
(in millions)	2015	2014
Crude oil and refinery feedstocks	$156.9	$137.5
Refined products	148.0	150.0
Merchandise	22.7	22.3
Supplies and sundry items	18.3	15.9
	345.9	325.7
Lower of cost or market inventory reserve	(61.4)	(73.6)
Total	$284.5	$252.1
Inventories accounted for under the LIFO method comprised 88% of the total inventory value at both September 30, 2015 and December 31, 2014.
Since the third quarter of 2014, market prices of crude oil and refined products have decreased significantly. As a result, the Company reduced the carrying value of its crude oil and refined products inventory at September 30, 2015 and December 31, 2014 by $61.4 million and $73.6 million, respectively, in order to state the value at market prices, which were lower than the Company's LIFO cost.
6. EQUITY METHOD INVESTMENT
The Company has a 17% common equity interest in MPL. The carrying value of this equity method investment was $82.5 million and $80.7 million at September 30, 2015 and December 31, 2014, respectively.
As of September 30, 2015 and December 31, 2014, the carrying amount of the equity method investment was $6.0 million higher and $6.2 million higher, respectively, than the underlying net assets of the investee, respectively. The Company is amortizing this difference over the remaining life of MPL’s primary asset (the fixed asset life of the pipeline).
The Company recorded $4.2 million in declared but unpaid distributions from MPL for the three months ended September 30, 2015. The Company received $2.5 million in distributions from MPL in the three months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, respectively, the Company recorded $10.0 million and $3.9 million in distributions from MPL. Equity income from MPL was $4.2 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively, and $12.0 million and $0 for the nine months ended September 30, 2015 and 2014, respectively.
7. PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment (“PP&E”) consisted of the following:

	Estimated	September 30,	December 31,
(in millions)	Useful Lives	2015	2014
Land		$9.1	$9.0
Retail stores and equipment	2 - 22 years	67.5	65.7
Refinery and equipment	5 - 24 years	451.8	444.6
Buildings and building improvements	25 years	10.4	10.2
Software	5 years	18.9	18.8
Vehicles	5 years	5.0	4.7
Other equipment	2 - 7 years	10.2	9.1
Precious metals		10.2	10.2
Assets under construction		40.6	12.6
		623.7	584.9
Less: Accumulated depreciation		(170.1)	(139.1)
Property, plant and equipment, net		$453.6	$445.8
PP&E includes gross assets acquired under capital leases of $8.8 million and $10.8 million at September 30, 2015 and December 31, 2014, respectively, with related accumulated depreciation of $1.9 million and $1.7 million, respectively. The

Company had depreciation expense related to capitalized software of $0.9 million for both the three months ended September 30, 2015 and 2014, and $2.8 million for both the nine months ended September 30, 2015 and 2014.
8. INTANGIBLE ASSETS
Intangible assets are comprised of franchise rights and trade names amounting to $33.8 million at both September 30, 2015 and December 31, 2014. At both September 30, 2015 and December 31, 2014, the franchise rights and trade name intangible asset values were $12.4 million and $21.4 million, respectively. These assets have an indefinite life and are not amortized, but rather are tested for impairment annually or when events or changes in circumstances indicate that the fair value of the intangible asset has been reduced below carrying value. Based on the testing performed as of June 30, 2015, the Company concluded that no impairment is present at this time.
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
Risk Management Activities by Type of Risk
The Company periodically uses futures and swaps contracts to manage price risks associated with inventory quantities both above and below target levels. The Company also periodically uses crack spread and crude differential futures and swaps contracts to manage refining margins. Under the Company's risk mitigation strategy, it may buy or sell an amount equal to a fixed price times a certain number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. Physical volumes are not exchanged and these contracts are net settled with cash.
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
At September 30, 2015 and December 31, 2014, the Company had open commodity derivative instruments as follows:

	September 30, 2015	December 31, 2014
Crude oil and refined products (thousands of barrels):
Futures - long	68	60
Futures - short	786	184
Swaps - long	4,220	—
Swaps - short	525	—
Forwards - long	3,750	3,868
Forwards - short	2,505	924
Natural gas (thousands of MMBTUs):
Swaps	2,044	3,424

The information below presents the notional volume of outstanding contracts by type of instrument and year of maturity at September 30, 2015:

	Notional Contract Volumes by Year of Maturity
	2015	2016
Crude oil and refined products (thousands of barrels):
Futures - long	68	—
Futures - short	786	—
Swaps - long	270	3,950
Swaps - short	525	—
Forwards - long	3,750	—
Forwards - short	2,505	—
Natural gas (thousands of MMBTUs):
Swaps	397	1,647
Fair Value of Derivative Instruments
The following tables provide information about the fair values of the Company's derivative instruments as of September 30, 2015 and December 31, 2014 and the line items in the condensed consolidated balance sheets in which the fair values are reflected. See Note 12 for additional information related to the fair values of derivative instruments.
We are required to post margin collateral with a counterparty in support of our hedging activities. Funds posted as collateral were $1.9 million and $0.6 million as of September 30, 2015 and December 31, 2014. The margin collateral posted is required by counterparties and cannot be offset against the fair value of open contracts except in the event of default. The Company nets fair value amounts recognized for multiple similar derivative contracts executed with the same counterparty under master netting arrangements, including cash collateral assets and obligations. The tables below, however, are presented on a gross asset and gross liability basis.

		September 30, 2015
(in millions)	Balance Sheet Location	Assets	Liabilities
Commodity instruments:
Swaps	Other current assets	$1.9	$—
Swaps	Accrued liabilities	—	4.0
Swaps	Other assets	0.6	—
Swaps	Other liabilities	—	0.8
Futures	Other current assets	0.5	—
Futures	Accrued liabilities	—	0.7
Forwards	Other current assets	1.6	—
Forwards	Accrued liabilities	—	1.6
Total		$4.6	$7.1

		December 31, 2014
(in millions)	Balance Sheet Location	Assets	Liabilities
Commodity instruments:
Swaps	Other current assets	$1.3	$—
Swaps	Accrued liabilities	—	2.9
Swaps	Other liabilities	—	0.4
Futures	Other current assets	0.4	—
Futures	Accrued liabilities	—	1.2
Total		$1.7	$4.5

Effect of Hedging Instruments on Income
All derivative contracts are marked to market at period end and the resulting gains and losses are recognized in earnings. The following tables provide information about the gain or loss recognized in income on the Company's derivative instruments and the line items in the financial statements in which such gains and losses are reflected.
Recognized gains and losses on derivatives were as follows:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gain (loss) on the change in fair value of outstanding derivatives	$(1.3)	$0.8	$0.3	$1.1
Settled derivative gains (losses)	3.9	6.0	1.1	2.9
Total recognized gain (loss)	$2.6	$6.8	$1.4	$4.0

Gain (loss) recognized in cost of sales	$3.4	$6.8	$3.3	$4.0
Gain (loss) recognized in operating expenses	(0.8)	—	(1.9)	—
Total recognized net gain (loss) on derivatives	$2.6	$6.8	$1.4	$4.0
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
As of September 30, 2015, the borrowing base under the ABL Facility was $246.2 million and availability under the ABL Facility was $207.8 million (which is net of $38.4 million outstanding letters of credit). The borrowers under the ABL Facility had no borrowings under the ABL Facility at September 30, 2015.
2020 Secured Notes
At September 30, 2015 and December 31, 2014, NTE LLC had outstanding $353.7 million and $354.2 million, respectively, in aggregate principal amount of 7.125% senior secured notes due 2020 (the “2020 Secured Notes”). On September 29, 2014, the Company issued an additional $75.0 million of the 2020 Secured Notes at 105.75% of par for gross proceeds of $79.2 million.

This offering was issued under the same indenture and associated terms as the existing 2020 Secured Notes. The issuance premium of $4.2 million and financing costs of $2.5 million associated with this offering are both amortized as a net reduction to interest expense for the remaining life of the 2020 Secured Notes.
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

The following table details the quarterly distributions paid to common unitholders for each of the quarters in the year ended December 31, 2014 and the nine months ended September 30, 2015:

Date Declared	Date Paid	Common Units and equivalents at record date (in millions)	Distribution per common unit and equivalent	Total Distribution (in millions)
2014 Distributions:
February 7, 2014	February 28, 2014	92.7	$0.41	$38.0
May 6, 2014	May 30, 2014	93.0	0.77	71.6
August 5, 2014	August 29, 2014	93.0	0.53	49.3
November 4, 2014	November 25, 2014	93.1	1.00	92.9
Total distributions paid during 2014			$2.71	$251.8
2015 Distributions:
February 5, 2015	February 27, 2015	93.7	$0.49	$45.9
May 5, 2015	May 29, 2015	93.7	1.08	100.8
August 4, 2015	August 28, 2015	93.7	1.19	111.3
Total distributions paid during 2015			$2.76	$258.0
Effective November 3, 2015, the board of directors of NTE LP's general partner declared a quarterly distribution of $1.04 per unit to common unitholders, restricted common unitholders and phantom common unitholders (see Note 14) as of November 16, 2015, payable on November 25, 2015. This distribution of approximately $97.4 million in aggregate is based on available cash generated during the three months ended September 30, 2015.
Changes in Partners' Equity

(in millions)	Partners' Capital	Accumulated Other Comprehensive Income	Total Partners' Equity
Balance at December 31, 2014	$406.9	$(3.2)	$403.7
Net income	343.6	—	343.6
Distributions	(258.0)	—	(258.0)
Equity-based compensation expense	7.9	—	7.9
Amortization of net prior service cost and deferred loss on defined benefit plans	—	0.1	0.1
Balance at September 30, 2015	$500.4	$(3.1)	$497.3
During the nine months ended September 30, 2015, the Company's common units issued and outstanding increased by 120,742, which was primarily attributable to the conversion of phantom units into common units upon vesting (see Note 14).
Earnings per Unit
The following table illustrates the computation of basic and diluted earnings per unit for the three and nine months ended September 30, 2015 and 2014. The Company has outstanding restricted common units, phantom common units, and dividend equivalent rights under its 2012 Long-Term Incentive Plan ("LTIP") (see Note 14) that participate in distributions. Additionally, distributions paid on many of the restricted common units are non-forfeitable, which requires the Company to calculate earnings per unit under the two-class method. Under this method, distributed earnings and undistributed earnings are allocated between unrestricted common units and restricted common units. The Company applies the treasury stock method to determine the dilutive impact of the outstanding phantom common units.

	Three Months Ended		Nine Months Ended
(in millions, except unit and per-unit data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income available to common unitholders	$103.5	$96.2	$343.6	$225.6
Less: income allocated to participating securities	(0.4)	(0.4)	(1.0)	(0.5)
Net income attributable to unrestricted common units	$103.1	$95.8	$342.6	$225.1

Weighted average unrestricted common units - basic	92,504,348	92,479,124	92,488,003	92,357,483
Plus: dilutive potential common securities	443,676	52,321	294,604	24,624
Weighted average unrestricted common units - diluted	92,948,024	92,531,445	92,782,607	92,382,107

Basic earnings per unit	$1.11	$1.04	$3.70	$2.44
Diluted earnings per unit	$1.11	$1.04	$3.69	$2.44
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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at September 30, 2015 and December 31, 2014:

	Balance at	Quoted prices in active markets	Significant other observable inputs	Unobservable inputs
(in millions)	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$114.6	$114.6	$—	$—
Other current assets
Derivative asset - current	1.6	—	1.6	—
Other assets
Derivative asset - long-term	0.1	—	0.1	—
	$116.3	$114.6	$1.7	$—
LIABILITIES
Accrued liabilities
Derivative liability - current	$3.9	$—	$3.9	$—
Other liabilities
Derivative liability - long-term	0.3	—	0.3	—
	$4.2	$—	$4.2	$—

	Balance at	Quoted prices in active markets	Significant other observable inputs	Unobservable inputs
(in millions)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$87.9	$87.9	$—	$—
Other current assets
Derivative asset - current	1.7	—	1.7	—
	$89.6	$87.9	$1.7	$—

LIABILITIES
Accrued liabilities
Derivative liability - current	$4.1	$—	$4.1	$—
Other liabilities
Derivative liability - long-term	0.4	—	0.4	—
	$4.5	$—	$4.5	$—
As of both September 30, 2015 and December 31, 2014, the Company had no Level 3 fair value assets or liabilities.
The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or of the change in circumstances that caused the transfer. For the nine months ended September 30, 2015 and 2014, there were no transfers in or out of Levels 1, 2 or 3.
Assets not recorded at fair value on a recurring basis, such as property, plant and equipment, intangible assets and cost method investments, are recognized at fair value when they are impaired. During the nine months ended September 30, 2015 and 2014, there were no impairments of such assets.

The carrying value of debt, which is reported on the Company’s condensed consolidated balance sheets, reflects the cash proceeds received upon issuance, net of subsequent repayments. The fair value of the 2020 Secured Notes disclosed below was determined based on quoted prices in active markets (Level 1).

	September 30, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Secured Notes	$353.7	$353.5	$354.2	$351.3
13. ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in asset retirement obligations:

	Nine Months Ended
(in millions)	September 30, 2015	September 30, 2014
Asset retirement obligation balance at beginning of period	$2.4	$2.2
Costs incurred to remediate	(0.3)	(0.2)
Accretion expense	0.2	0.2
Asset retirement obligation balance at end of period	$2.3	$2.2
14. EQUITY-BASED COMPENSATION
The Company maintains an equity-based compensation plan designed to encourage employees and directors of the Company to achieve superior performance. The current plan is maintained by the general partner of NTE LP and is referred to as the LTIP. The Company recognized equity-based compensation expense of $2.4 million and $2.0 million for the three months ended September 30, 2015 and 2014, respectively, and $7.9 million and $12.3 million for the nine months ended September 30, 2015, and 2014, respectively, related to these plans. For all periods other than the nine months ended September 30, 2014, this expense is included in selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2014, $7.5 million of equity-based compensation expense is included in selling, general and administrative expenses and $4.8 million is included in reorganization and related costs (see Note 19).
LTIP
Approximately 7.4 million NTE LP common units are reserved for issuance under the LTIP. The LTIP was created concurrent with the IPO and permits the award of unit options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights and other awards that derive their value from the market price of NTE LP’s common units. As of September 30, 2015, approximately 1.2 million units were outstanding under the LTIP. The Company recognizes the expense on all LTIP awards ratably from the grant date until all units become unrestricted or vest. Awards generally vest ratably over a three-year period beginning on the award's first anniversary date. Compensation expense related to these restricted units is based on the grant date fair value as determined by the closing market price on the grant date, reduced by the fair value of estimated forfeitures. For awards to employees, the Company estimates a forfeiture rate which is subject to revision depending on the actual forfeiture experience.
As of September 30, 2015, the total unrecognized compensation cost for units awarded under the LTIP was $16.4 million.
Restricted Common Units
As of September 30, 2015, the Company had 0.3 million restricted common units outstanding. Upon vesting, these common units will no longer be restricted. All restricted common units participate in distributions on an equal basis with common units and must be paid no later than 30 days after the distribution date to common unitholders. For restricted common unit awards outstanding at September 30, 2015, the forfeiture rates on LTIP awards ranged from zero to 30%, depending on the employee classification and the length of the award's vesting period. The Company has one restricted common unit award which contains a clause that distributions are to be accrued until the underlying units vest at which time the accrued distributions applicable to those units will be paid to the award holder. The accrued distributions on that award at September 30, 2015 and December 31, 2014 were $1.1 million and $0.4 million, respectively.

A summary of the restricted common unit activity is set forth below:

	Number of	Weighted	Weighted
	restricted common units	Average Grant	Average Term
	(in thousands)	Date Value	Until Maturity
Nonvested at December 31, 2014	396.2	$24.73	1.3
Awarded	1.0	24.90	2.3
Vested	(68.2)	25.85	—
Nonvested at September 30, 2015	329.0	$24.49	1.3
Phantom Common Units
Service-based Phantom Common Units
During 2014, the Company began awarding service-based phantom common units to certain employees. As of September 30, 2015, the Company had 0.6 million service-based phantom common units outstanding. Upon vesting, the Company may settle these units in common units or cash, or a combination of both, in the discretion of the board of directors of NTE GP or its Compensation Committee. Like the restricted common units, the phantom common units participate in distributions on an equal basis with common units. However, distributions on phantom common units are accrued until the underlying units vest at which time the distributions are paid in cash. In the event that unvested phantom common units are forfeited or canceled, any accrued distributions on the underlying units are forfeited by the grantee. As of September 30, 2015 and December 31, 2014, the Company had $1.9 million and $0.8 million, respectively, in accrued service-based phantom common unit distributions included in accrued liabilities in the condensed consolidated balance sheets. For phantom common unit awards outstanding at September 30, 2015, the forfeiture rates on LTIP awards ranged from zero to 20%, depending on the employee classification.
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
Performance Condition Awards. The 0.3 million Performance LTIPs include 0.2 million performance condition awards. The fair value of performance condition awards is estimated using the market price of the Company's common units on the grant date and management's assessment of the probability of the number of performance condition awards that will ultimately be awarded. The estimated fair value of these performance condition awards is amortized over a three-year vesting period using the straight-line method. On a quarterly basis, the Company estimates the ultimate payout percentage, relative to target, and adjusts compensation expense accordingly. At September 30, 2015, the Company estimates that 200% of the target unit count will be achieved at the end of the vesting term.
Market Condition Awards. The 0.3 million Performance LTIPs include 0.1 million market condition awards. The estimated fair value for market condition awards is estimated using a Monte Carlo simulation model as of the grant date and the related expense is amortized over a three-year vesting period using the straight-line method. The compensation expense relating to the market condition awards are determined at the award's grant date and expensed ratably at a fixed rate over the vesting term. However, for purposes of the Company's earnings per unit calculation (see Note 11) and the phantom common unit activity table below, the Company estimates that at September 30, 2015, 100% of the target unit count will be achieved at the end of the vesting term.
Expected volatilities are based on the historical volatility over the most recent three-year period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of valuation. The assumptions used in the Monte Carlo simulation used to value our market condition awards as of September 30, 2015 are presented below:

Expected volatility	34.10%
Risk-free interest rate	0.84%

As of September 30, 2015, the Company had $0.7 million in accrued performance-based phantom common unit distributions included in accrued liabilities in the condensed consolidated balance sheets.
A summary of all phantom common unit activity is set forth below:

	Number of phantom common units			Weighted	Weighted
	(in thousands)			Average Grant	Average Term
	Service-Based	Performance-Based	Total	Date Value	Until Maturity
Nonvested at December 31, 2014	337.7	—	337.7	$26.99	2.0
Awarded	447.9	181.0	628.9	23.37	2.2
Incremental performance units	—	90.5	90.5	22.64	2.0
Forfeited	(89.9)	—	(89.9)	26.32	—
Vested	(112.4)	—	(112.4)	27.02	—
Nonvested at September 30, 2015	583.3	271.5	854.8	$21.54	1.8
15. EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company sponsors one qualified defined contribution plan for eligible employees. Eligibility is based upon a minimum age requirement and a minimum level of service. Participants may make contributions of a percentage of their annual compensation subject to Internal Revenue Service limits. In 2015 the Company provides a non-matching contribution of 3.0% of eligible compensation and a matching contribution at the rate of 100% of a participant’s contribution up to 6.0%. Total Company contributions to the Retirement Savings Plans were $1.6 million and $1.5 million for the three months ended September 30, 2015 and 2014, respectively, and $5.6 million and $5.4 million for the nine months ended September 30, 2015 and 2014, respectively.
Cash Balance Plan
The Company sponsors a defined benefit cash balance pension plan (the “Cash Balance Plan”) for eligible employees. Company contributions are made to the cash account of the participants equal to 5.0% of eligible compensation. Participants’ cash accounts also receive interest credits each year based upon the average thirty-year United States Treasury bond rate published in September preceding the respective plan year. Participants become fully-vested in their accounts after three years of service. The net periodic benefit cost related to the Cash Balance Plan for both the three months ended September 30, 2015 and 2014 was $0.6 million, and for the nine months ended September 30, 2015 and 2014 was $1.9 million and $1.7 million, respectively, related primarily to current period service costs.
Retiree Medical Plan
The Company also sponsors a plan to provide retirees with health care benefits prior to age 65 (the “Retiree Medical Plan”) for eligible employees. Eligible employees may participate in the Company’s retiree health care benefits after retirement subject to cost-sharing features. To be eligible for the Retiree Medical Plan, employees must have completed at least ten years of service with the Company or its predecessor and be between the ages of 55 and 65 years old. The net periodic benefit cost related to the Retiree Medical Plan for both the three months ended September 30, 2015 and 2014 was $0.1 million, and for both the nine months ended September 30, 2015 and 2014 was $0.4 million, related primarily to current period and prior service costs.

16. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information is as follows:

	Nine Months Ended
(in millions)	September 30, 2015	September 30, 2014
Net cash from operating activities included:
Interest paid	$15.6	$10.1
Income taxes paid	2.7	2.4

Noncash investing and financing activities include:
Capital expenditures included in accounts payable	$9.6	$3.5
PP&E derecognized from sale leaseback continuing involvement release	1.8	—
PP&E additions resulting from a capital lease	—	1.7
Distributions accrued on unvested equity awards	2.6	—
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
Legal Matters
On February 20, 2015, a customer served a complaint in the United States District Court for the District of Minnesota alleging violations of the Telephone Consumer Protection Act. The plaintiff purports to bring the action also on behalf of others similarly situated and seeks statutory penalties, injunctive relief, and other remedies. The Company is vigorously defending itself. This action is in its preliminary stages and the Company is unable to predict the possible loss or range of loss, if any.
Environmental Matters
The Company is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At September 30, 2015 and December 31, 2014, accruals for remediation and closure obligations totaled $10.0 million and $8.7 million, respectively. Of the $10.0 million and $8.7 million accrued, $2.6 million and $2.9 million are recorded on a discounted basis at September 30, 2015 and December 31, 2014, respectively. These discounted liabilities are expected to be settled over at least the next 22 years. At September 30, 2015, the estimated future cash flows to settle these discounted liabilities totaled $3.2 million, and are discounted at a rate of 2.60%. Receivables for recoverable costs from the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets, and others were $0.2 million at both September 30, 2015 and December 31, 2014. Costs associated with environmental remediation are recorded in direct operating expenses in the statement of operations.
On June 3, 2014, SPPR was issued a National Pollutant Discharge Elimination Permit/State Disposal System Permit by the Minnesota Pollution Control Agency ("MPCA") relating to its upgraded wastewater treatment plant at its St. Paul Park refinery. This permit required the refinery to conduct additional testing of its remaining lagoon. The testing was completed in the fourth quarter of 2014 and, following the Company's review of the test results and additional discussions with the MPCA, the Company now regards the likelihood of future remediation costs related to the lagoon as probable. At September 30, 2015, the Company estimates the remaining remediation costs to be approximately $7.4 million subject to further engineering and methodology studies. In connection with the Company's December 2010 acquisition of the St. Paul Park refinery, among other assets, from Marathon Petroleum Company LP ("Marathon"), the Company entered into an agreement with Marathon which required Marathon to share in the future remediation costs of this Lagoon, should they be required. During the three months ended September 30, 2015, the Company entered into a settlement and release agreement with Marathon and received $3.5 million pursuant to this settlement which was recorded as a reduction of direct operating expenses.
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

•	Refining – operates the St. Paul Park, Minnesota refinery, terminal, NTOT and related assets, and includes the Company’s interest in MPL and MPLI, and

•	Retail – operates 165 convenience stores primarily in Minnesota and Wisconsin. The retail segment also includes the operations of NTB and SAF.
Operating results for the Company’s operating segments are as follows:

	Three Months Ended September 30, 2015
(in millions)	Refining	Retail	Other	Total
Revenues
Customer	$584.0	$307.6	$—	$891.6
Intersegment	178.3	—	—	178.3
Segment revenues	762.3	307.6	—	1,069.9
Elimination of intersegment revenues	—	—	(178.3)	(178.3)
Total revenues	$762.3	$307.6	$(178.3)	$891.6

Income (loss) from operations	$111.1	$8.6	$(5.1)	$114.6
Income from equity method investment	$4.2	$—	$—	$4.2
Depreciation and amortization	$8.8	$2.0	$0.2	$11.0
Capital expenditures	$16.4	$1.1	$—	$17.5

	Three Months Ended September 30, 2014 (1)
(in millions)	Refining	Retail	Other	Total
Revenues
Customer	$1,173.9	$373.5	$—	$1,547.4
Intersegment	251.5	—	—	251.5
Segment revenues	1,425.4	373.5	—	1,798.9
Elimination of intersegment revenues	—	—	(251.5)	(251.5)
Total revenues	$1,425.4	$373.5	$(251.5)	$1,547.4

Income (loss) from operations	$107.4	$5.8	$(8.4)	$104.8
Income from equity method investment	$0.9	$—	$—	$0.9
Depreciation and amortization	$8.7	$1.8	$0.2	$10.7
Capital expenditures	$5.6	$3.1	$0.5	$9.2

	Nine Months Ended September 30, 2015
(in millions)	Refining	Retail	Other	Total
Revenues
Customer	$1,789.7	$855.5	$—	$2,645.2
Intersegment	502.0	—	—	502.0
Segment revenues	2,291.7	855.5	—	3,147.2
Elimination of intersegment revenues	—	—	(502.0)	(502.0)
Total revenues	$2,291.7	$855.5	$(502.0)	$2,645.2

Income (loss) from operations	$374.7	$16.9	$(18.2)	$373.4
Income from equity method investment	$12.0	$—	$—	$12.0
Depreciation and amortization	$26.3	$5.7	$0.6	$32.6
Capital expenditures	$30.7	$4.2	$0.3	$35.2

	Nine Months Ended September 30, 2014 (1)
(in millions)	Refining	Retail	Other	Total
Revenues
Customer	$3,416.7	$1,079.5	$—	$4,496.2
Intersegment	739.0	—	—	739.0
Segment revenues	4,155.7	1,079.5	—	5,235.2
Elimination of intersegment revenues	—	—	(739.0)	(739.0)
Total revenues	$4,155.7	$1,079.5	$(739.0)	$4,496.2

Income (loss) from operations	$278.0	$12.5	$(42.3)	$248.2
Income from equity method investment	$—	$—	$—	$—
Depreciation and amortization	$25.0	$5.2	$0.6	$30.8
Capital expenditures	$26.3	$7.4	$0.6	$34.3
(1)     In 2015, the Company modified the methodology whereby corporate costs are allocated to the Refining and Retail segments. This modification resulted in additional costs being allocated to the Refining and Retail segments from the Other segment. The table below presents the increase or (decrease) in Income (loss) from operations in the 2014 periods that would have occurred as a result of this modification if the adjustments had been applied retroactively:

(in millions)	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Refining	Retail	Other	Total	Refining	Retail	Other	Total
Increase (decrease)	(1.5)	(0.8)	2.3	—	(6.0)	(3.2)	9.2	—
Intersegment sales from the refining segment to the retail segment consist primarily of sales of refined products which are recorded based on contractual prices that are market-based. Revenues from external customers are nearly all in the United States.
Total assets by segment were as follows:

(in millions)	Refining	Retail	Other	Total
At September 30, 2015	$930.5	$133.4	$135.0	$1,198.9

At December 31, 2014	$932.9	$134.0	$113.5	$1,180.4
Total assets for the refining and retail segments exclude all intercompany balances. All cash and cash equivalents are included in Other. All property, plant and equipment are located in the United States.

19. REORGANIZATION AND RELATED COSTS
During the first quarter of 2014, the Company initiated a plan that included a planned relocation of its corporate offices from Ridgefield, Connecticut to Tempe, Arizona and the reorganization of various positions within the Company, primarily among senior management. In relation to this reorganization plan, it was determined during the nine months ended September 30, 2014 that certain employees of the Company would be terminated. The Company recognized $12.9 million of expense during the nine months ended September 30, 2014, which included compensation related to the severance of employment and the acceleration of unvested equity-based compensation. These costs are recognized in the reorganization and related costs line within the condensed consolidated statements of operations and comprehensive income. All reorganization and related costs are recognized in the Other segment. As of September 30, 2015, the Company had $0.4 million in unpaid reorganization expenses included in the accrued liabilities line item of the condensed consolidated balance sheets, which will be paid through 2016.

	Nine Months Ended
(in millions)	September 30, 2015	September 30, 2014
Unpaid restructuring costs at beginning of period	$0.8	$—
Reorganization and related costs incurred during period	—	12.9
Less: non-cash equity-based awards with accelerated vesting	—	(4.8)
Cash payments made to severed employees	(0.4)	(7.0)
Ending liability for cash portion of reorganization costs	$0.4	$1.1
20. SUBSEQUENT EVENTS
On October 23, 2015, Western Refining delivered a non-binding proposal to the Conflicts Committee (the “Conflicts Committee”) of the Board of Directors (the “Board”) of NTE GP, the general partner of NTE LP, to acquire all of NTE LP's outstanding common units not already owned by Western Refining and its subsidiaries in exchange for aggregate consideration per NTE LP common unit of $17.50 in cash and 0.2266 of a share of Western Refining common stock in a transaction to be structured as a merger of NTE LP with a wholly-owned subsidiary of Western Refining. The Proposal is subject to the negotiation and execution of a definitive agreement and approval of such definitive agreement and the transactions contemplated thereunder by Western Refining’s board of directors, the Conflicts Committee and the common unitholders of NTE LP.
The Board is expected to delegate the authority to evaluate and respond to the proposal to the Conflicts Committee. There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.

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
Overview
We are an independent downstream energy limited partnership with refining, retail and logistics operations that serves the PADD II region of the United States. We operate our assets in two business segments: the refining business and the retail business. For the nine months ended September 30, 2015, we had total revenues of $2,645.2 million, operating income of $373.4 million, net income of $343.6 million and Adjusted EBITDA of $413.2 million. Adjusted EBITDA is a non-GAAP financial measure. A definition and reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, is included herein under the caption “Adjusted EBITDA.”
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
We also own various storage and transportation assets, including a light products terminal, a heavy products terminal, storage tanks, rail loading/unloading facilities, the Aranco and Cottage Grove pipelines and a Mississippi river dock. We operate a crude oil transportation business in North Dakota that allows us to purchase crude oil at the wellhead in the Bakken Shale area. Our refining business also includes our 17% interest in MPL and MPLI, which own and operate the Minnesota Pipeline, a 465,000 bpd crude oil pipeline system that transports crude oil (primarily from Western Canada and North Dakota) for approximately 300 miles from the Enbridge pipeline hub at Clearbrook, Minnesota to our refinery. The Minnesota Pipeline has historically transported the majority of the crude oil used and processed in our refinery.
Retail Business
As of September 30, 2015, our retail business operated 165 convenience stores under the SuperAmerica brand and also supported 102 franchised convenience stores, which are also operated under the SuperAmerica brand. These convenience stores are located primarily in Minnesota and Wisconsin and sell various grades of gasoline and diesel, tobacco products and immediately consumable items such as beverages, prepared food and a large variety of snacks and prepackaged items. Our refinery supplies a majority of the gasoline and diesel sold in our company-operated stores and franchised convenience stores within our distribution area.
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

Consolidated Financial Data

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue	$891.6	$1,547.4	$2,645.2	$4,496.2
Costs, expenses and other:
Cost of sales	666.6	1,334.1	1,957.7	3,922.4
Direct operating expenses	75.2	71.1	220.8	202.9
Turnaround and related expenses	7.8	4.6	9.4	6.0
Depreciation and amortization	11.0	10.7	32.6	30.8
Selling, general and administrative expenses	20.5	22.8	62.9	72.5
Reorganization and related costs	—	—	—	12.9
Income from equity method investment	(4.2)	(0.9)	(12.0)	—
Other loss	0.1	0.2	0.4	0.5
Operating income	114.6	104.8	373.4	248.2
Interest expense, net	(7.5)	(6.7)	(22.5)	(19.1)
Income before income taxes	107.1	98.1	350.9	229.1
Income tax provision	(3.6)	(1.9)	(7.3)	(3.5)
Net income	$103.5	$96.2	$343.6	$225.6
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenue. Revenue for the three months ended September 30, 2015 was $891.6 million compared to $1,547.4 million for the three months ended September 30, 2014, a decrease of 42.4%. Refining segment revenue decreased 46.5% and retail segment revenue decreased 17.6% compared to the three months ended September 30, 2014. Refining revenue decreased primarily due to lower refined product prices due to market conditions and lower sales volumes of 0.4% in the 2015 period. Retail revenue decreased primarily due to lower fuel prices due to market conditions, partially offset by $5.0 million higher merchandise revenue. Excise taxes included in revenue decreased by $4.8 million for the 2015 period over the 2014 period driven primarily by higher sales volumes to certain refining segment customers for which we do not need to collect and remit excise taxes.
Cost of sales. Cost of sales totaled $666.6 million for the three months ended September 30, 2015 compared to $1,334.1 million for the three months ended September 30, 2014, a decrease of 50.0%. Refining segment cost of sales decreased 53.1% and retail segment cost of sales decreased 22.3% compared to the three months ended September 30, 2014. The decreased cost in the refining segment was primarily due to lower crude oil costs and lower sales volumes of 0.4% in the 2015 period. This decrease was partially offset by a $36.8 million loss from a lower of cost or market inventory adjustment in the 2015 period. Likewise, retail segment cost of sales decreased due to lower costs of fuel products. Lastly, excise taxes included in cost of sales decreased by $4.8 million for the 2015 period over the 2014 period driven primarily by higher sales volumes to certain refining segment customers for which we do not need to collect and remit excise taxes.
Direct operating expenses. Direct operating expenses totaled $75.2 million for the three months ended September 30, 2015 compared to $71.1 million for the three months ended September 30, 2014, an increase of 5.8%. This increase was due primarily to higher personnel costs in our refining segment as a result of higher staffing levels. Additionally, the Company experienced higher personnel costs in our retail segment due to increases in Minnesota's minimum wage in the 2014 and 2015 periods. These increases were partially offset by a $3.5 million favorable settlement related to the remediation of our wastewater lagoon and lower natural gas costs, all within our refining segment, during the three months ended September 30, 2015.
Turnaround and related expenses. Turnaround and related expenses totaled $7.8 million for the three months ended September 30, 2015 compared to $4.6 million for the three months ended September 30, 2014. The turnaround costs in the three months ended September 30, 2015 include turnaround and related costs incurred under the refining segment on the No. 2 sulfur recovery unit, the distillate hydrotreater and the No. 2 SCOT unit. Such costs in the corresponding 2014 period relate to turnaround activities on our kerosene hydrotreater along with pre-turnaround costs on the gas oil hydrotreater which was completed in the fourth quarter of 2014.
Depreciation and amortization. Depreciation and amortization was $11.0 million for the three months ended September 30, 2015 compared to $10.7 million for the three months ended September 30, 2014, an increase of 2.8%. This increase was primarily due to increased refining assets placed in service since September 30, 2014.

Selling, general and administrative expenses. Selling, general and administrative expenses were $20.5 million for the three months ended September 30, 2015 compared to $22.8 million for the three months ended September 30, 2014. This decrease of 10.1% relates primarily to lower legal expense and lower insurance costs. This overall decrease was partially offset by higher equity-based compensation expense and higher costs resulting from shared services provided by Western Refining.
Income from equity method investment. Income from equity method investment was $4.2 million for the three months ended September 30, 2015 compared to $0.9 million for the three months ended September 30, 2014. This increase was driven by higher equity income from MPL due to non-routine maintenance expense projects on the pipeline in the 2014 period.
Other loss. Other loss was $0.1 million for the three months ended September 30, 2015 compared to $0.2 million for the three months ended September 30, 2014.
Interest expense, net. Interest expense, net was $7.5 million for the three months ended September 30, 2015 and $6.7 million for the three months ended September 30, 2014. This increase relates primarily to higher interest expense from the additional debt issued in the Company's $75.0 million secured note offering in September 2014. Interest charges for both periods relate primarily to our senior secured notes, commitment fees, interest on the ABL Facility and the amortization of deferred financing costs.
Income tax provision. The income tax provision for the three months ended September 30, 2015 was $3.6 million compared to $1.9 million for the three months ended September 30, 2014. This increase was due primarily to higher income generated by our retail segment.
Net income. Our net income was $103.5 million for the three months ended September 30, 2015 compared to $96.2 million for the three months ended September 30, 2014. This increase in net income is primarily attributable to an $11.7 million increase in gross profit, a $3.3 million increase in income from our equity method investment and a decrease in selling, general and administrative expenses of $2.3 million. This overall increase was partially offset by $4.1 million higher direct operating expenses and $3.2 million higher turnaround and related expenses.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Revenue. Revenue for the nine months ended September 30, 2015 was $2,645.2 million compared to $4,496.2 million for the nine months ended September 30, 2014, a decrease of 41.2%. Refining segment revenue decreased 44.9% and retail segment revenue decreased 20.8% compared to the nine months ended September 30, 2014. Refining revenue decreased primarily due to lower refined product prices due to market conditions, partially offset by increased sales volumes of 3.5% in the 2015 period. Retail revenue decreased primarily due to lower fuel prices due to market conditions, partially offset by $15.0 million higher merchandise revenue. Excise taxes included in revenue increased by $6.1 million for the 2015 period over the 2014 period driven primarily by higher sales volumes in our refining segment.
Cost of sales. Cost of sales totaled $1,957.7 million for the nine months ended September 30, 2015 compared to $3,922.4 million for the nine months ended September 30, 2014, a decrease of 50.1%. Refining segment cost of sales decreased 52.9% and retail segment cost of sales decreased 24.9% compared to the nine months ended September 30, 2014. The decreased cost in the refining segment was primarily due to lower crude oil costs and a $12.2 million benefit from a lower of cost or market inventory adjustment, partially offset by an increase of 3.5% in refining sales volumes. The decreased cost of sales in the retail segment was primarily due to lower costs of fuel products. Lastly, excise taxes included in cost of sales increased by $6.1 million for the 2015 period over the 2014 period driven primarily by higher sales volumes in the refining segment.
Direct operating expenses. Direct operating expenses totaled $220.8 million for the nine months ended September 30, 2015 compared to $202.9 million for the nine months ended September 30, 2014, an increase of 8.8%, due primarily to the impact of higher staffing levels in our refining segment in the 2015 period along with higher personnel costs in our retail segment due to increases in Minnesota's minimum wage law which began in August 2014. These increases were partially offset by lower natural gas costs and a $3.5 million favorable settlement related to the remediation of our wastewater lagoon during the nine months ended September 30, 2015, both within the refining segment.
Turnaround and related expenses. Turnaround and related expenses totaled $9.4 million for the nine months ended September 30, 2015 compared to $6.0 million for the nine months ended September 30, 2014. The turnaround costs in the nine months ended September 30, 2015 include turnaround and related costs incurred under the refining segment on the No. 2 sulfur recovery unit, the distillate hydrotreater and the No. 2 SCOT unit. Such costs in the corresponding 2014 period relate to turnaround activities on our kerosene hydrotreater along with pre-turnaround costs on the gas oil hydrotreater which was completed in the fourth quarter of 2014.
Depreciation and amortization. Depreciation and amortization was $32.6 million for the nine months ended September 30, 2015 compared to $30.8 million for the nine months ended September 30, 2014, an increase of 5.8%. This increase was due primarily to increased refining assets placed in service since September 30, 2014, the most significant of which was our updated waste water treatment plant.
Selling, general and administrative expenses. Selling, general and administrative expenses were $62.9 million for the nine months ended September 30, 2015 compared to $72.5 million for the nine months ended September 30, 2014. This decrease of 13.2% relates primarily to lower variable compensation expense due to more administrative roles being filled by the shared service function of Western Refining, along with lower legal and insurance expenses. This overall decrease was partially offset by higher information technology costs and higher equity-based compensation expense.
Reorganization and related costs. Reorganization and related costs for the nine months ended September 30, 2014 was $12.9 million. There were no reorganization and related costs for the nine months ended September 30, 2015. The decrease was due to costs incurred in connection with the relocation of our corporate office and reorganization of various positions within the Company in the first and second quarters of 2014. We believe substantially all costs related to this corporate reorganization were fully recognized as of June 30, 2014.
Income from equity method investment. Income from equity method investment was $12.0 million for the nine months ended September 30, 2015 compared to zero for the nine months ended September 30, 2014. This increase was driven by higher equity income from MPL due to non-routine maintenance expense projects on the pipeline in the 2014 period.
Other loss. Other loss was a $0.4 million loss for the nine months ended September 30, 2015 compared to $0.5 million loss for the nine months ended September 30, 2014.
Interest expense, net. Interest expense, net was $22.5 million for the nine months ended September 30, 2015 and $19.1 million for the nine months ended September 30, 2014. This increase relates primarily to higher interest expense from the Company's $75.0 million secured note offering in September 2014. Interest charges for both periods relate primarily to our senior secured notes, commitment fees, interest on the ABL Facility and the amortization of deferred financing costs.
Income tax provision. The income tax provision for the nine months ended September 30, 2015 was $7.3 million compared to $3.5 million for the nine months ended September 30, 2014. This increase was due primarily to higher income generated by our retail segment.
Net income. Our net income was $343.6 million for the nine months ended September 30, 2015 compared to $225.6 million for the nine months ended September 30, 2014. This increase in net income is primarily attributable to a $113.7 million increase in gross profit, a $12.9 million reduction in costs associated with our reorganization, a $12.0 million increase in income from our equity method investment and a reduction in selling, general and administrative expenses of $9.6 million. This overall increase was partially offset by higher direct operating expenses of $17.9 million, increased turnaround costs of $3.4 million, and increased depreciation and amortization expense of $1.8 million.
Segment Financial Data
The segment financial data for the refining segment discussed below under “Refining Segment” include intersegment sales of refined products to the retail segment. Similarly, the segment financial data for the retail segment discussed below under “Retail Segment” contain intersegment purchases of refined products from the refining segment.
For purposes of presenting our consolidated results, such intersegment transactions are eliminated, as shown in the following tables.

	Three Months Ended September 30, 2015
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$584.0	$307.6	$—	$891.6
Intersegment sales	178.3	—	(178.3)	—
Segment revenue	$762.3	$307.6	$(178.3)	$891.6
Cost of sales:
Cost of sales	$590.2	$76.4	$—	$666.6
Intersegment purchases	—	178.3	(178.3)	—
Segment cost of sales	$590.2	$254.7	$(178.3)	$666.6

	Three Months Ended September 30, 2014
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$1,173.9	$373.5	$—	$1,547.4
Intersegment sales	251.5	—	(251.5)	—
Segment revenue	$1,425.4	$373.5	$(251.5)	$1,547.4
Cost of sales:
Cost of sales	$1,257.9	$76.2	$—	$1,334.1
Intersegment purchases	—	251.5	(251.5)	—
Segment cost of sales	$1,257.9	$327.7	$(251.5)	$1,334.1

	Nine Months Ended September 30, 2015
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$1,789.7	$855.5	$—	$2,645.2
Intersegment sales	502.0	—	(502.0)	—
Segment revenue	$2,291.7	$855.5	$(502.0)	$2,645.2
Cost of sales:
Cost of sales	$1,745.8	$211.9	$—	$1,957.7
Intersegment purchases	—	502.0	(502.0)	—
Segment cost of sales	$1,745.8	$713.9	$(502.0)	$1,957.7

	Nine Months Ended September 30, 2014
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$3,416.7	$1,079.5	$—	$4,496.2
Intersegment sales	739.0	—	(739.0)	—
Segment revenue	$4,155.7	$1,079.5	$(739.0)	$4,496.2
Cost of sales:
Cost of sales	$3,710.3	$212.1	$—	$3,922.4
Intersegment purchases	—	739.0	(739.0)	—
Segment cost of sales	$3,710.3	$951.1	$(739.0)	$3,922.4

Refining Segment

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2015	September 30, 2014 (1)	September 30, 2015	September 30, 2014 (1)
Revenue	$762.3	$1,425.4	$2,291.7	$4,155.7
Costs, expenses and other:
Cost of sales	590.2	1,257.9	1,745.8	3,710.3
Direct operating expenses	40.3	39.6	122.4	112.3
Turnaround and related expenses	7.8	4.6	9.4	6.0
Depreciation and amortization	8.8	8.7	26.3	25.0
Selling, general and administrative expenses	8.4	8.2	25.3	24.4
Income from equity method investment	(4.2)	(0.9)	(12.0)	—
Other gain	(0.1)	(0.1)	(0.2)	(0.3)
Operating income	$111.1	$107.4	$374.7	$278.0
Key Operating Statistics
Refining gross margin (in millions)(4)	$172.1	$167.5	$545.9	$445.4
Total refinery production (bpd)(2)	90,362	96,625	94,451	94,314
Total refinery throughput (bpd)	90,590	96,464	94,538	94,054
Refined products sold (bpd)(3)	99,617	100,064	100,630	97,252
Per barrel of throughput:
Refining gross margin(4)	$20.65	$18.87	$21.15	$17.35
Direct operating expenses(5)	$4.84	$4.46	$4.74	$4.37
Per barrel of refined products sold:
Refining gross margin(4)	$18.78	$18.19	$19.87	$16.78
Direct operating expenses(5)	$4.40	$4.30	$4.46	$4.23
Refinery product yields (bpd):
Gasoline	43,914	45,440	45,155	45,055
Distillate(6)	30,404	33,423	32,791	34,511
Asphalt	10,091	10,388	10,742	7,919
Other(7)	5,953	7,374	5,763	6,829
Total	90,362	96,625	94,451	94,314
Refinery throughput (bpd):
Crude oil	89,586	94,843	92,711	92,936
Other feedstocks(8)	1,004	1,621	1,827	1,118
Total	90,590	96,464	94,538	94,054

(1)
In 2015, the Company modified the methodology whereby corporate costs are allocated to the Refining and Retail segments. This modification resulted in additional costs being allocated to the Refining and Retail segments from the Other segment. The table below presents the increase or (decrease) in Selling, general and administrative expenses and Operating income in the 2014 periods that would have occurred as a result of this modification if the adjustments had been applied retroactively:

(in millions)	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Refining	Retail	Other	Total	Refining	Retail	Other	Total
Operating income	(1.5)	(0.8)	2.3	—	(6.0)	(3.2)	9.2	—
Selling, general and administrative expenses	1.5	0.8	(2.3)	—	6.0	3.2	(9.2)	—

(2)	Excludes fuel and coke on catalyst, which are used in our refining process. Also excludes purchased refined products.

(3)	Includes produced and purchased refined products, including ethanol and biodiesel.

(4)
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

(5)
Direct operating expenses per barrel is calculated by dividing direct operating expenses by the total barrels of throughput or total barrels of refined products sold for the respective periods presented.

(6)	Distillate includes diesel, jet fuel, light cycle oil and kerosene.

(7)	Other refinery products include propane, propylene, liquid sulfur and No. 6 fuel oil, among others. None of these products, by itself, contributes significantly to overall refinery product yields.

(8)	Other feedstocks include gas oil, natural gasoline, normal butane and isobutane, among others. None of these feedstocks, by itself, contributes significantly to overall refinery throughput.
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Refining gross margin. Refining gross margin for the three months ended September 30, 2015 was $172.1 million compared to $167.5 million for the three months ended September 30, 2014, an increase of 2.7%, primarily due to a 3.2% increase in gross margin per barrel sold. The overall increase was partially offset by a volume decrease of 0.4% in barrels sold as a result of lower throughput primarily caused by unplanned maintenance on a crude unit in the three months ended September 30, 2015. Additionally, the Company realized a loss of $36.0 million in the three months ended September 30, 2015 from a lower of cost or market inventory adjustment.
Direct operating expenses. Direct operating expenses totaled $40.3 million for the three months ended September 30, 2015 compared to $39.6 million for the three months ended September 30, 2014, a 1.8% increase. This increase was due primarily to higher staffing levels. Additionally, the Company experienced higher contractor labor related to maintenance on a flare stack and higher rental equipment costs due to certain maintenance projects. These increases were partially offset by lower natural gas costs and a $3.5 million favorable settlement related to the remediation of our wastewater lagoon during the three months ended September 30, 2015.
Turnaround and related expenses. Turnaround and related expenses totaled $7.8 million for the three months ended September 30, 2015 compared to $4.6 million for the three months ended September 30, 2014. The turnaround costs in the three months ended September 30, 2015 include turnaround and related costs incurred under the refining segment on the No. 2 sulfur recovery unit, the distillate hydrotreater and the No. 2 SCOT unit. Such costs in the corresponding 2014 period relate to turnaround activities on our kerosene hydrotreater along with pre-turnaround costs on the gas oil hydrotreater which was completed in the fourth quarter of 2014.
Depreciation and amortization. Depreciation and amortization was $8.8 million for the three months ended September 30, 2015 compared to $8.7 million for the three months ended September 30, 2014, an increase of 1.1%.
Selling, general and administrative expenses. Selling, general and administrative expenses were $8.4 million and $8.2 million for the three months ended September 30, 2015 and 2014, respectively. This increase was due primarily to higher personnel costs and equity-based compensation expense, partially offset by lower insurance costs.
Income from equity method investment. Income from equity method investment was $4.2 million for the three months ended September 30, 2015 compared to $0.9 million for the three months ended September 30, 2014. This increase was driven by higher equity income from MPL due to non-routine maintenance expense projects on the pipeline in the 2014 period.
Other gain. Other gain was $0.1 million for both the three months ended September 30, 2015 and 2014.
Operating income. Income from operations was $111.1 million for the three months ended September 30, 2015 compared to $107.4 million for the three months ended September 30, 2014. This increase from the prior-year period of $3.7 million is primarily due to higher refinery gross margin of $4.6 million and higher income from equity method investments of $3.3 million. The overall increase in operating income was partially offset by turnaround and related expenses of $3.2 million.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Refining gross margin. Refining gross margin for the nine months ended September 30, 2015 was $545.9 million compared to $445.4 million for the nine months ended September 30, 2014, an increase of 22.6%, primarily due to an 18.4%

increase in gross margin per barrel sold. Additionally, gross margin increased due to 3.5% higher sales volumes and an $11.7 million benefit from a lower of cost or market inventory adjustment during the nine months ended September 30, 2015.
Direct operating expenses. Direct operating expenses totaled $122.4 million for the nine months ended September 30, 2015 compared to $112.3 million for the nine months ended September 30, 2014, a 9.0% increase. This increase was due primarily to higher staffing levels. In additional to these higher personnel costs, the Company realized higher material costs in the 2015 period due primarily to maintenance on a flare stack and a cooling tower. These increases were partially offset by lower natural gas costs and a $3.5 million favorable settlement related to the remediation of our wastewater lagoon during the 2015 period.
Turnaround and related expenses. Turnaround and related expenses totaled $9.4 million for the nine months ended September 30, 2015 compared to $6.0 million for the nine months ended September 30, 2014. The turnaround costs in the nine months ended September 30, 2015 include turnaround and related costs incurred under the refining segment on the No. 2 sulfur recovery unit, the distillate hydrotreater and the No. 2 SCOT unit. Such costs in the corresponding 2014 period relate to turnaround activities on our kerosene hydrotreater along with pre-turnaround costs on the gas oil hydrotreater which was completed in the fourth quarter of 2014.
Depreciation and amortization. Depreciation and amortization was $26.3 million for the nine months ended September 30, 2015 compared to $25.0 million for the nine months ended September 30, 2014, an increase of 5.2%. This increase was due primarily to increased assets placed in service since September 30, 2014, the most significant of which was our updated waste water treatment plant.
Selling, general and administrative expenses. Selling, general and administrative expenses were $25.3 million and $24.4 million for the nine months ended September 30, 2015 and 2014, respectively. This increase was driven primarily by higher personnel costs and equity-based compensation expense, partially offset by lower insurance costs.
Income from equity method investment. Income from equity method investment was $12.0 million for the nine months ended September 30, 2015 compared to zero for the nine months ended September 30, 2014. This increase was driven by higher equity income from MPL due to non-routine maintenance expense projects on the pipeline in the 2014 period.
Other gain. Other gain was $0.2 million for the nine months ended September 30, 2015 compared to $0.3 million for the nine months ended September 30, 2014.
Operating income. Income from operations was $374.7 million for the nine months ended September 30, 2015 compared to $278.0 million for the nine months ended September 30, 2014. This increase from the prior-year period of $96.7 million is primarily due to higher refinery gross margin of $100.5 million, higher income from equity method investments of $12.0 million. The overall increase in operating income was partially offset by higher direct operating expenses of $10.1 million, increased turnaround costs of $3.4 million, increased depreciation and amortization expense of $1.3 million and higher selling, general and administrative expenses of $0.9 million.

Retail Segment

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2015	September 30, 2014 (1)	September 30, 2015	September 30, 2014 (1)
Revenue	$307.6	$373.5	$855.5	$1,079.5
Costs, expenses and other:
Cost of sales	254.7	327.7	713.9	951.1
Direct operating expenses	34.9	31.5	98.4	90.6
Depreciation and amortization	2.0	1.8	5.7	5.2
Selling, general and administrative expenses	7.4	6.7	20.6	20.1
Operating income	$8.6	$5.8	$16.9	$12.5
Operating data:
Retail gross margin(2)	$52.9	$45.8	$141.6	$128.4
Company-operated stores:
Fuel gallons sold (in millions)	78.4	79.7	227.7	229.5
Fuel margin per gallon(3)	$0.27	$0.20	$0.23	$0.20
Merchandise sales	$100.7	$95.7	$279.1	$264.1
Merchandise margin %(4)	25.8%	25.7%	25.9%	26.0%
Number of stores at period end	165	165	165	165
Franchise stores:
Fuel gallons sold (in millions)(5)	29.2	19.7	80.6	52.4
Royalty income	$0.9	$0.8	$2.6	$2.1
Number of stores at period end	102	82	102	82

(1)
In 2015, the Company modified the methodology whereby corporate costs are allocated to the Refining and Retail segments. This modification resulted in additional costs being allocated to the Refining and Retail segments from the Other segment. The table below presents the increase or (decrease) in Selling, general and administrative expenses and Operating income in the 2014 periods that would have occurred as a result of this modification if the adjustments had been applied retroactively:

(in millions)	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Refining	Retail	Other	Total	Refining	Retail	Other	Total
Operating income	(1.5)	(0.8)	2.3	—	(6.0)	(3.2)	9.2	—
Selling, general and administrative expenses	1.5	0.8	(2.3)	—	6.0	3.2	(9.2)	—

(2)
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

(3)
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

(5)	Represents fuel gallons sold to franchised stores by our St. Paul Park refinery.
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
    Retail gross margin. Retail gross margin for the three months ended September 30, 2015 was $52.9 million compared to $45.8 million for the three months ended September 30, 2014, an increase of 15.5%. This increase was primarily due to $0.07 higher fuel margins per gallon at our company-operated stores, partially offset by 1.6% lower fuel volumes sold at company-operated stores. Non-fuel product margin increased by $2.0 million. Additionally, the Company realized a $0.8 million loss from a lower of cost or market inventory adjustment during the three months ended September 30, 2015. When combining gallons sold at our company-operated stores and gallons sold by refinery to our franchised stores, volumes increased 8.2%.
Direct operating expenses. Direct operating expenses totaled $34.9 million and $31.5 million for the three months ended September 30, 2015 and 2014, respectively. This increase was due primarily to higher personnel costs and property tax costs during the 2015 period, which was partially offset by lower fees on debit and credit card transactions.
Depreciation and amortization. Depreciation and amortization was $2.0 million and $1.8 million for the three months ended September 30, 2015 and 2014, respectively. This increase was primarily due to increased retail assets placed in service since September 30, 2014.
Selling, general and administrative expenses. Selling, general and administrative expenses were $7.4 million and $6.7 million for the three months ended September 30, 2015 and 2014, respectively, an increase of 10.4%. The increase relates primarily to higher non equity-based personnel costs, partially offset by lower costs for insurance in the three months ended September 30, 2015.
Operating income. Operating income was $8.6 million for the three months ended September 30, 2015 compared to $5.8 million for the three months ended September 30, 2014, an increase of $2.8 million. The increase is primarily attributable to higher gross margins of $7.1 million during the three months ended September 30, 2015, partially offset by higher direct operating expenses of $3.4 million.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
Retail gross margin. Retail gross margin for the nine months ended September 30, 2015 was $141.6 million compared to $128.4 million for the nine months ended September 30, 2014, an increase of 10.3%. This increase was primarily due to $0.03 higher fuel margins per gallon at our company-operated stores and higher non-fuel margin of $4.7 million. Additionally, the Company realized a $0.5 million benefit from a lower of cost or market inventory adjustment during the nine months ended September 30, 2015. These increases were partially offset by lower fuel volumes at our company-operated stores although total fuel gallons sold, including both company-operated and franchised stores, increased 9.4%.
Direct operating expenses. Direct operating expenses totaled $98.4 million and $90.6 million for the nine months ended September 30, 2015 and 2014, respectively. This increase was due to higher personnel costs and property tax costs during the 2015 period, which was partially offset by lower fees on debit and credit card transactions.
Depreciation and amortization. Depreciation and amortization was $5.7 million and $5.2 million for the nine months ended September 30, 2015 and 2014, respectively. This increase was primarily due to increased retail assets placed in service since September 30, 2014.
Selling, general and administrative expenses. Selling, general and administrative expenses were $20.6 million and $20.1 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of 2.5%. The increase relates primarily to higher non equity-based personnel costs, partially offset by lower costs for insurance in the nine months ended September 30, 2015.
Operating income. Operating income was $16.9 million for the nine months ended September 30, 2015 compared to $12.5 million for the nine months ended September 30, 2014, an increase of $4.4 million. The increase is primarily attributable to higher gross margins of $13.2 million during the nine months ended September 30, 2015, partially offset by higher direct operating expenses of $7.8 million and higher selling, general administrative expenses of $0.5 million.

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
The following tables reconcile net income (loss) as reflected in the results of operations tables and segment footnote disclosures to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30, 2015
(in millions)	Refining	Retail	Other	Total
Net income (loss)	$111.1	$5.0	$(12.6)	$103.5
Adjustments:
Interest expense	—	—	7.5	7.5
Income tax provision	—	3.6	—	3.6
Depreciation and amortization	8.8	2.0	0.2	11.0
EBITDA subtotal	119.9	10.6	(4.9)	125.6
Lower of cost or market inventory adjustment (a)	36.0	0.8	—	36.8
MPL proportionate depreciation expense	0.7	—	—	0.7
Turnaround and related expenses	7.8	—	—	7.8
Equity-based compensation expense	0.6	0.1	1.7	2.4
Adjusted EBITDA	$165.0	$11.5	$(3.2)	$173.3

(a) represents an adjustment to reduce an inventory reserve established at December 31, 2014, which adjusted cost on a LIFO basis to its lower market value.

	Three Months Ended September 30, 2014 (1)
(in millions)	Refining	Retail	Other	Total
Net income (loss)	$107.4	$3.9	$(15.1)	$96.2
Adjustments:
Interest expense	—	—	6.7	6.7
Income tax provision	—	1.9	—	1.9
Depreciation and amortization	8.7	1.8	0.2	10.7
EBITDA subtotal	116.1	7.6	(8.2)	115.5
MPL proportionate depreciation expense	0.7	—	—	0.7
Turnaround and related expenses	4.6	—	—	4.6
Equity-based compensation expense, including the effect of award accelerations from reorganization	—	—	2.0	2.0
Adjusted EBITDA	$121.4	$7.6	$(6.2)	$122.8

	Nine Months Ended September 30, 2015
(in millions)	Refining	Retail	Other	Total
Net income (loss)	$374.7	$9.6	$(40.7)	$343.6
Adjustments:
Interest expense	—	—	22.5	22.5
Income tax provision	—	7.3	—	7.3
Depreciation and amortization	26.3	5.7	0.6	32.6
EBITDA subtotal	401.0	22.6	(17.6)	406.0
Lower of cost or market inventory adjustment (a)	(11.7)	(0.5)	—	(12.2)
MPL proportionate depreciation expense	2.1	—	—	2.1
Turnaround and related expenses	9.4	—	—	9.4
Equity-based compensation expense	1.9	0.3	5.7	7.9
Adjusted EBITDA	$402.7	$22.4	$(11.9)	$413.2

(a) represents an adjustment to reduce an inventory reserve established at December 31, 2014, which adjusted cost on a LIFO basis to its lower market value.

	Nine Months Ended September 30, 2014 (1)
(in millions)	Refining	Retail	Other	Total
Net income (loss)	$278.0	$9.0	$(61.4)	$225.6
Adjustments:
Interest expense	—	—	19.1	19.1
Income tax provision	—	3.5	—	3.5
Depreciation and amortization	25.0	5.2	0.6	30.8
EBITDA subtotal	303.0	17.7	(41.7)	279.0
MPL proportionate depreciation expense	2.1	—	—	2.1
Turnaround and related expenses	6.0	—	—	6.0
Equity-based compensation expense, including the effect of award accelerations from reorganization	—	—	12.3	12.3
Reorganization and related costs, excluding equity based compensation	—	—	8.1	8.1
Adjusted EBITDA	$311.1	$17.7	$(21.3)	$307.5
(1)    In 2015, the Company modified the methodology whereby corporate costs are allocated to the Refining and Retail segments. This modification resulted in additional costs being allocated to the Refining and Retail segments from the Other segment. The table below presents the increase or (decrease) in Net Income (loss); EBITDA; and Adjusted

EBITDA in the 2014 periods that would have occurred as a result of this modification if the adjustments had been applied retroactively:

(in millions)	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Refining	Retail	Other	Total	Refining	Retail	Other	Total
Increase (decrease)	(1.5)	(0.8)	2.3	—	(6.0)	(3.2)	9.2	—
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

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Refining revenue	$762.3	$1,425.4	$2,291.7	$4,155.7
Refining cost of sales	590.2	1,257.9	1,745.8	3,710.3
Refining gross margin	$172.1	$167.5	$545.9	$445.4
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

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Retail revenue:
Fuel revenue	$201.8	$270.4	$561.7	$793.5
Merchandise revenue	100.7	95.7	279.1	264.1
Other revenue	10.3	12.5	29.0	35.7
Intercompany eliminations	(5.2)	(5.1)	(14.3)	(13.8)
Retail revenue	307.6	373.5	855.5	1,079.5

Retail cost of sales:
Fuel cost of sales	180.6	254.3	508.4	748.7
Merchandise cost of sales	74.6	71.1	206.8	195.4
Other cost of sales	4.7	7.4	13.0	20.8
Intercompany eliminations	(5.2)	(5.1)	(14.3)	(13.8)
Retail cost of sales	254.7	327.7	713.9	951.1

Retail gross margin:
Fuel margin	21.2	16.1	53.3	44.8
Merchandise margin	26.1	24.6	72.3	68.7
Other margin	5.6	5.1	16.0	14.9
Intercompany eliminations	—	—	—	—
Retail gross margin	$52.9	$45.8	$141.6	$128.4
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
On September 29, 2014, NTE LLC entered into an amended and restated ABL Facility with JPMorgan Chase Bank, N.A., as administrative agent for the lenders and as collateral agent for the other secured parties. The borrowers under the ABL Facility are SPPR, NTB, NTR and SAF, each of which is one of our wholly owned subsidiaries. Lenders under the ABL Facility hold commitments totaling $500.0 million, all of which mature on September 29, 2019. Borrowing availability under the ABL Facility is tied to a borrowing base dependent upon the amount of eligible accounts receivable and inventory. As of September 30, 2015, the borrowers under the ABL Facility had no outstanding balance under the ABL Facility. The borrowing base under the ABL Facility was $246.2 million and availability under the ABL Facility was $207.8 million (which is net of $38.4 million in outstanding letters of credit).
As of September 30, 2015, we had $353.7 million of outstanding aggregate principal of our 7.125% senior secured notes due 2020 (the “2020 Secured Notes”). On September 29, 2014, the Company issued an additional $75.0 million of the 2020 Secured Notes at 105.75% of par for gross proceeds of $79.2 million. This offering was issued under the same indenture and associated terms as the existing 2020 Secured Notes. The Company incurred financing costs of $2.5 million associated with this offering. The issuance premium of $4.2 million and financing costs of $2.5 million associated with this offering are both amortized as a net reduction to interest expense for the remaining life of the notes. The proceeds from the September 2014 offering were used to purchase crude oil inventories in connection with the wind-down of our crude oil supply and logistics agreement (as amended, the "Crude Intermediation Agreement") with J.P. Morgan Commodities Canada Corporation ("JPM CCC").
During the first quarter of 2014, we initiated a plan that included a relocation of our corporate offices and the reorganization of various positions, primarily among senior management. In relation to this reorganization plan, it was determined during the nine months ended September 30, 2014 that certain employees would be terminated. As such, we recognized $12.9 million of expense during the nine months ended September 30, 2014, which included compensation related to the severance of employment and the acceleration of unvested equity-based compensation. As of September 30, 2015, remaining cash payments under this reorganization plan are estimated to be $0.4 million, which will be paid through 2016.
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
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended
(in millions)	September 30, 2015	September 30, 2014
Net cash provided by operating activities	$317.3	$134.6
Net cash used in investing activities	(35.2)	(30.4)
Net cash used in financing activities	(255.4)	(84.0)
Net increase in cash and cash equivalents	26.7	20.2
Cash and cash equivalents at beginning of period	87.9	85.8
Cash and cash equivalents at end of period	$114.6	$106.0
Net Cash Provided By Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2015 was $317.3 million. The most significant sources of cash were our net income ($343.6 million) adjusted for non-cash expenses, such as depreciation and amortization expense ($32.6 million) and equity-based compensation ($7.9 million). We also recognized a non-cash benefit of $12.2 million as a result of a reduction in the lower of cost or market inventory reserve originally established at December 31, 2014. Additionally, cash was negatively impacted by a net investment in working capital of $49.6 million.
Net cash provided by operating activities for the nine months ended September 30, 2014 was $134.6 million. The most significant sources of cash were our net income ($225.6 million) adjusted for non-cash adjustments, such as depreciation and amortization expense ($30.8 million) and equity-based compensation ($12.3 million). Additionally, cash was negatively impacted by a net investment in working capital of $135.2 million, which primarily relates to our purchase of crude oil inventory in connection with the wind-down of our Crude Intermediation Agreement with JPM CCC.
The increase in cash provided by operating activities of $182.7 million versus the prior year is primarily due to higher net income of $118.0 million, due to an increase in working capital in the 2015 period resulting primarily from our purchase of crude oil inventory from JPM CCC in the 2014 period which did not reoccur in 2015.
Net Cash Used In Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2015 of $35.2 million was related to capital expenditures. Capital spending for the nine months ended September 30, 2015 primarily included the desalter project, fire water tanks and crude unit capacity improvements on our No. 2 crude unit, all within our refining segment.
Net cash used in investing activities for the nine months ended September 30, 2014 was $30.4 million, relating primarily to capital expenditures of $34.3 million. Capital spending for the nine months ended September 30, 2014 primarily included the waste water treatment plant construction at our refinery and safety related enhancements and facility improvements at the refinery and retail store locations.
The increase in cash used in investing activities of $4.8 million versus the prior year is primarily due to the completion of our wastewater treatment facility in the second quarter of 2014 coupled with 2015 spending on the desalter, firewater tank and crude unit projects.

Net Cash Used In Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2015 of $255.4 million was related to our quarterly distributions to unitholders.
Net cash used in financing activities for the nine months ended September 30, 2014 was $84.0 million which was primarily driven by $158.8 million in quarterly distributions to unitholders, partially offset by $79.3 million in cash proceeds from a bond offering which occurred in the third quarter of 2014.
The increase in cash used in financing activities of $171.4 million versus the prior year period was primarily due to higher cash distributions of $96.6 million in the nine months ended September 30, 2015 versus the same period in the year prior. We distribute cash to our unitholders one quarter in arrears of when it was earned. Additionally, cash proceeds from the 2014 bond offering of $79.3 million did not reoccur in the 2015 period.
Working Capital
Working capital at September 30, 2015 was $287.8 million, consisting of $602.5 million in total current assets and $314.7 million in total current liabilities. Working capital at December 31, 2014 was $204.3 million, consisting of $591.2 million in total current assets and $386.9 million in total current liabilities. The increase in working capital as of September 30, 2015 was primarily due to cash generated by operations being in excess of our capital spending and cash distributions, as well as increased inventory and other working capital requirements due to timing differences in the payment and collection of accounts payable and accounts receivable.
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
Capital Spending
Total capital spending was $35.2 million for the nine months ended September 30, 2015. Capital spending for the nine months ended September 30, 2015 primarily included expenditures related to the desalter project, the construction of a fire water tank and a capacity enhancement project on one of our crude units (approximately $22.6 million in total) at our refinery as well as safety related enhancements and facility improvements at the refinery and retail store locations.
Total capital spending was $34.3 million for the nine months ended September 30, 2014, all of which was considered maintenance and regulatory in nature. Capital spending for the nine months ended September 30, 2014 primarily included the waste water treatment plant construction at our refinery (approximately $17 million) and safety related enhancements and facility improvements at the refinery and retail store locations.
We currently expect to spend between $23 million and $27 million in the fourth quarter of 2015, for an annual capital spending total of between $58 million and $62 million, which includes approximately $11 million in organic growth capital spending that is expected to consist, in part, of the new desalter equipment, spending related to our two crude unit revamp projects and our solvent deasphalting unit project. The remaining maintenance and regulatory projects totaling approximately $14 million primarily relate to safety/security, environmental, fire water tanks, and ongoing replacement spending also referred to as maintenance and regulatory capital. The board of directors of our general partner has approved setting aside cash reserves to fund certain of our organic growth projects in determining cash available for distributions. These reserves would replenish cash used for organic growth projects in prior periods or could be utilized for future organic growth projects. We may also fund future organic growth capital spending through borrowings from our ABL Facility or issuance of debt or equity securities.
Our Distribution Policy
We generally expect within 60 days after the end of each quarter to make distributions to unitholders of record as of the applicable record date. The board of directors of our general partner adopted a policy pursuant to which distributions for each quarter will equal the amount of available cash we generate in such quarter. Distributions on our units will be in cash.

Available cash for each quarter will be determined by the board of directors of our general partner following the end of such quarter. Distributions are expected to be based on the amount of available cash generated in such quarter. Available cash for each quarter will generally equal our cash flow from operations for the quarter, less cash required for maintenance, regulatory, and previously approved organic growth capital expenditures, reimbursement of expenses incurred by our general partner and its affiliates, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, including reserves for turnaround and related expenses. Such a decision by the board of directors may have an adverse impact on the available cash in the quarter(s) in which the reserves are withheld and a corresponding mitigating impact on the future quarter(s) in which the reserves are utilized. Actual turnaround and related expenses and capital expenditures for organic growth projects will be funded with cash reserves or borrowings under the ABL Facility. We may also choose to fund organic growth via issuance of debt or equity securities or borrowings under the ABL Facility. We do not intend to maintain excess distribution coverage or reserve cash for the purpose of maintaining stability or growth in our quarterly distribution. We do not intend to incur debt to pay quarterly distributions. We expect to finance substantially all of our external growth, either by issuances of debt or equity securities, or through borrowings under the ABL Facility.
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
The following table details the quarterly distributions paid to common unitholders during quarter in the year ended December 31, 2014 and the nine months ended September 30, 2015:

Date Declared	Date Paid	Common Units and equivalents at record date (in millions)	Distribution per common unit and equivalent	Total Distribution (in millions)
2014 Distributions:
February 7, 2014	February 28, 2014	92.7	$0.41	$38.0
May 6, 2014	May 30, 2014	93.0	0.77	71.6
August 5, 2014	August 29, 2014	93.0	0.53	49.3
November 4, 2014	November 25, 2014	93.1	1.00	92.9
Total distributions declared during 2014			$2.71	$251.8
2015 Distributions:
February 5, 2015	February 27, 2015	93.7	$0.49	$45.9
May 5, 2015	May 29, 2015	93.7	1.08	100.8
August 4, 2015	August 28, 2015	93.7	1.19	111.3
November 3, 2015	November 25, 2015	93.7	1.04	97.4
Total distributions declared during 2015			$3.80	$355.4
Notwithstanding our distribution policy, certain provisions of the indenture governing the 2020 Secured Notes and the ABL Facility may restrict the ability of NTE LLC, our operating subsidiary, to distribute cash to us.

The following table details our calculation of cash available for distribution for the three months ended September 30, 2015:

(in millions)	Three Months Ended September 30, 2015
Net income	$103.5
Adjustments:
Interest expense	7.5
Income tax provision	3.6
Depreciation and amortization	11.0
EBITDA subtotal	125.6
Lower of cost or market inventory adjustment (2)	36.8
MPL proportionate depreciation expense	0.7
Turnaround and related expenses	7.8
Equity-based compensation impacts	2.4
Adjusted EBITDA (1)	173.3
Cash interest	(7.1)
Cash income taxes paid	(0.7)
MPL proportionate depreciation expense	(0.7)
Increase in working capital reserve (3)	(40.0)
Capital expenditures (4)	(12.4)
Cash reserve for turnaround and related expenses (5)	(7.5)
Cash reserve for organic growth projects (5)	(7.5)
Cash Available for Distribution (6)	$97.4

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

(3)
Represents an increase in the working capital reserve established in the fourth quarter 2014. Changes in crude oil prices can impact cash generated from operations due to the timing of crude oil payables. During the third quarter 2015, crude oil prices decreased, resulting in an estimated $40.0 million reduction in the Company's cash earnings from operations and a reduction in working capital. As a result, the Board of Directors of Northern Tier's general partner increased the working capital reserve accordingly.

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
Commodity Price Risk
As a refiner of petroleum products, we have exposure to market pricing for products sold in the future. In order to realize value from our processing capacity, we must achieve a positive spread between the cost of raw materials and the value of finished products (i.e., refinery gross margin or crack spread). The physical commodities that comprise our raw materials and finished goods are typically bought and sold at a spot or index price that can be highly variable. The timing, direction and overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in our average refinery gross margin, based on our average refinery throughput for the nine months ended September 30, 2015 of 94,538 bpd, would result in a change of $25.8 million in our overall annual gross margin.
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
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our crude oil inventories totaled approximately 2.1 million barrels and 1.7 million barrels at September 30, 2015 and December 31, 2014. The average cost of these crude oil inventories was approximately $73.38 and $81.41 per barrel on a LIFO basis at September 30, 2015 and December 31, 2014, respectively, excluding the impact of the lower of cost or market reserve of $24.7 million and $35.3 million at September 30, 2015 and December 31, 2014, respectively. Our refined and intermediate products totaled approximately 1.7 million barrels and at both September 30, 2015 and December 31, 2014. The average cost of our refined and intermediate inventories was approximately $89.34 and $86.39 per barrel on a LIFO basis at September 30, 2015 and December 31, 2014, respectively, excluding the impact of the lower of cost of market reserve of $36.8 million and $38.3 million at September 30, 2015 and December 31, 2014, respectively.
Basis Risk
The effectiveness of our risk mitigation strategies is dependent upon the correlation of the price index utilized for the hedging activity and the cash or spot price of the physical commodity for which price risk is being mitigated. Basis risk is a term we use to define that relationship. Basis risk can exist due to several factors, for example the location differences between the derivative instrument and the underlying physical commodity. Our selection of the appropriate index to utilize in a hedging strategy is a prime consideration in our basis risk exposure. In hedging NYMEX or U.S. Gulf Coast (or any other relevant benchmark) crack spreads, we experience location basis as the settlement price of NYMEX refined products (related more to New York Harbor cash markets) or U.S. Gulf Coast refined products (related more to U.S. Gulf Coast cash markets) that may be different than the prices of refined products in our Upper Great Plains pricing area. The risk associated with not hedging the basis when using NYMEX or U.S. Gulf Coast forward contracts to fix future margins is if the crack spread increases based on prices traded on NYMEX or U.S. Gulf Coast while pricing in our market remains flat or decreases, then we would be in a position to lose money on the derivative position while not earning an offsetting additional margin on the physical position based on the pricing in our market. When appropriate we may use a series of hedging instruments to mitigate basis risk exposure. For example, we may hedge the direct NYMEX basis risk and then layer a Group 3 product basis hedge to NYMEX. Assuming all other factors remained constant, a $1 per barrel change in our gasoline and distillate basis would result in an annual change of $12.3 million and $9.0 million in our annual gross margin on gasoline and distillate sales, respectively, based on our average refinery production of these products for the nine months ended September 30, 2015 of 45,155 bpd and 32,791 bpd, respectively.

Commodities Price and Basis Risk Management Activities
We have entered into agreements that govern all cash-settled commodity transactions that we enter into with J. Aron & Company, Macquarie Bank Limited, Barclay's and Koch Industries for the purpose of managing our risk with respect to the crack spread created by the purchase of crude oil for future delivery and the sale of refined petroleum products, including gasoline, diesel, jet fuel and heating fuel, for future delivery. Under the agreements, as market conditions permit, we have the capacity to mitigate our crack spread risk with respect to reasonable percentages of the refinery’s projected monthly production of some or all of these refined products.
We periodically use futures and swaps contracts to manage price risks associated with inventory quantities both above and below target levels. Under our risk mitigation strategy, we may buy or sell an amount equal to a fixed price times a certain number of barrels, and to buy or sell in return an amount equal to a specified variable price times the same amount of barrels. Physical volumes are not exchanged and these contracts are net settled with cash. The contracts are not being accounted for as hedges for financial reporting purposes. We recognize all derivative instruments, except for those that qualify for the normal purchase and normal sales exception, as either assets or liabilities at fair value on the balance sheet and any related net gain or loss is recorded as a gain or loss in the derivative activity captions on our condensed consolidated statements of operations and comprehensive income. Observable quoted prices for similar assets or liabilities in active markets are considered to determine the fair values for the purpose of marking to market the derivative instruments at each period end.
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

ITEM 4. Controls and Procedures
Evaluation of disclosure controls and procedures
NTE LP maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, allowing timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings
There were no material developments during the quarter in any of the legal proceedings identified in Part I. - Item 3. “Legal Proceedings” of our 2014 Annual Report on Form 10-K.  The Company is party to various other claims and legal actions arising in the normal course of business. See Part I Item I. Note 17 to our condensed consolidated financial statements for the nine months ended September 30, 2015, for a description of certain current commitments and contingencies, which is incorporated by reference herein. While the results of these claims and legal actions cannot be predicted with certainty, the Company believes that the final resolution of these matters, individually or in the aggregate, would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
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

There can be no assurance that the proposed acquisition of all the outstanding common units of NTI by Western Refining will be agreed upon, approved and ultimately consummated, and the terms of any such transaction may differ materially from those originally proposed by Western Refining.
On October 23, 2015, Western Refining delivered a non-binding proposal to the Conflicts Committee (the “NTI Conflicts Committee”) of the board of directors of our general partner (the “NTI Board”) to acquire all of our outstanding common units not already owned by Western Refining and its subsidiaries in exchange for aggregate consideration per common unit of $17.50 in cash and 0.2266 of a share of Western Refining common stock in a transaction to be structured as a merger of NTI with a wholly-owned subsidiary of Western Refining.
The proposal is subject to the negotiation and execution of definitive agreements and approval of such definitive agreements and the transactions contemplated thereunder by Western Refining’s board of directors, the NTI Conflicts Committee and the common unitholders of NTI. It is anticipated that the authority to evaluate and respond to the proposal will be delegated to the NTI Conflicts Committee by the NTI Board. We cannot predict whether the terms of a potential transaction will be agreed upon by Western Refining Board and the NTI Conflicts Committee or whether any such transaction would be approved by our common unitholders. We also cannot predict the timing, final structure and other terms of any potential transaction, and the terms of any such transaction may differ materially from those originally proposed by Western Refining. Any decrease in the market prices of Western Refining's common stock would result in a corresponding proportional decrease in the value of the Western Refining common stock our unitholders would receive in the event the proposed transaction were consummated on the terms proposed by Western Refining. In addition, any changes in the market prices of Western Refining’s common stock or our common units could affect whether the Western Refining board of directors, the NTI Conflicts Committee, and our common unitholders ultimately approve the proposed transaction, or if such approval is granted, the terms on which the proposed transaction is approved.
Western has indicated that it is not interested in selling its interests in NTI. If the potential transaction with Western does not occur, then our strategic options may be limited and, as a result, our business prospects may be negatively affected. If a transaction is not agreed upon, approved and consummated for any reason, we may be subject to a number of other risks, including the following:

•
the current market price of our common units may reflect a market assumption that a transaction will occur and a failure to agree upon, approve and consummate a transaction could result in negative publicity or a negative impression of us in the investment community, and cause a decline in the market price of our common units and adversely impact our relationships with employees, vendors, creditors and other business partners;

•	our unitholders may not realize the potential benefits from a transaction with Western Refining; and

•	we would continue to face the risks that we currently face as a publicly traded partnership.
There may be substantial disruption to our business and distraction of our management and employees as a result of the proposed transaction with Western Refining, and the uncertainty associated with the proposed transaction may otherwise adversely impact our operations and relationships with key stakeholders.
There may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the proposed transaction with Western Refining may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us.
In addition, the uncertainty surrounding whether or when a transaction with Western Refining will occur and other aspects of such a transaction, may adversely affect our ability to enter into new customer agreements or extend or expand existing customer relationships if potential and existing customers choose to wait to learn whether the transaction will proceed before committing to new, extended or expanded customer relationships with us. Similarly, suppliers, vendors and other businesses or organizations that we may seek to contract with or expand existing relationships with may choose to wait to enter into new agreements or arrangements or change existing agreements or arrangements with us. If such uncertainty continues for a protracted period, our ability to secure new, extended or expanded customer relationships may be adversely affected, or we may be compelled to pay higher fees or incur new or higher expenses to operate and maintain our business. We cannot predict whether or when any adverse effects on our business will result from these uncertainties, but such effects, if any, could materially and adversely affect our revenues and results of operations in future periods.
Furthermore, the uncertainty surrounding a potential transaction with Western Refining may adversely affect our ability to attract and retain qualified personnel. We operate in an industry that currently experiences a high level of competition among different companies for qualified and experienced personnel. The uncertainty relating to the possibility of a merger transaction may increase the risk that we could experience higher than normal rates of attrition or that we experience increased difficulty in attracting qualified personnel or incur higher expenses to do so. High levels of attrition among the management and employee personnel necessary to operate our business or difficulties or increased expense incurred to replace any personnel who leave, could materially adversely affect our business or results of operations.

ITEM 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report and such Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Northern Tier Energy LP

By:	Northern Tier Energy GP LLC,
its general partner

Date November 3, 2015	By:	/s/ David L. Lamp
	Name:	David L. Lamp
	Title:	President and Chief Executive Officer of Northern Tier Energy GP LLC (Principal Executive Officer)

Date November 3, 2015	By:	/s/ Karen B. Davis
	Name:	Karen B. Davis
	Title:	Executive Vice President and Chief Financial Officer of Northern Tier Energy GP LLC (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX*
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

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