Form 10-K
period 2015-12-31
Northern Tier Energy LP
filed 2016-02-26
CIK 1533454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed based on the New York Stock Exchange closing price on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,351,958,161.
As of February 19, 2016, Northern Tier Energy LP had 93,073,337 common units outstanding. The common units trade on the New York Stock Exchange under the ticker symbol “NTI.”
DOCUMENTS INCORPORATED BY REFERENCE: None

NORTHERN TIER ENERGY LP
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements included throughout this Annual Report on Form 10-K in particular under the sections entitled Item 1. Business, Item 3. Legal Proceedings and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations relating to matters that are not historical fact are forward-looking statements that represent management's beliefs and assumptions based on currently available information. These forward-looking statements relate to matters such as our industry, business strategy, our proposed Merger with Western Refining for the acquisition of all of the publicly-held NTI common units not presently held by Western Refining, future operations, our expectations for margins and crack spreads, the discount between WTI crude oil and Brent crude oil, volatility of crude oil prices, pricing and availability of crude oil in the Bakken Shale and Canada, distributions, capital projects including the timing, costs and impacts thereof, and liquidity and capital resources and other financial and operational information. Forward-looking statements also include those regarding the timing and completion of certain operational improvements at our refinery, growth of our retail segment, timing and cost of future maintenance turnarounds, future contributions related to pension and postretirement obligations, our ability to manage our inventory price exposure through commodity hedging instruments, the impact on our business of future state and federal regulatory requirements, environmental loss contingency accruals, projected remediation costs or requirements and the expected outcome of legal proceedings in which we are involved. We have used the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could”, "assume", "budget", "intend", "may", "potential", "predict", "will", "future" and similar terms and phrases to identify forward-looking statements, which are generally not historical in nature.
These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. In addition, our expectations may or may not be realized, and could be based upon judgments and assumptions that prove to be incorrect. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	the overall demand for hydrocarbon products, fuels and other refined products;

•	the possibility that the Merger with Western Refining may not be consummated in a timely manner or at all;

•	the diversion of management's attention in connection with the proposed Merger and our ability to realize fully or at all the anticipated benefits of the proposed Merger;

•	our ability to produce products and fuels that meet our customers’ unique and precise specifications;

•
the impact of fluctuations and rapid or prolonged increases or decreases in crude oil, refined products, fuel and utility services prices, renewable fuel credits and crack spreads, including the impact of these factors on our liquidity or financial performance;

•	changes in the spread between WTI crude oil and Western Canadian Select crude oil;

•	changes in the spread between WTI crude oil and Brent crude oil;

•	changes in the Group 3 6:3:2:1 crack spread;

•	fluctuations in refinery capacity;

•	accidents or other unscheduled shutdowns or disruptions affecting our refinery, machinery, or equipment, or those of our suppliers or customers;

•	changes in the cost or availability of transportation for feedstocks and refined products;

•	availability and costs of renewable fuels for blending and RINs to meet RFS;

•	the results of our hedging and other risk management activities;

•	our ability to comply with covenants contained in our debt instruments;

•	labor relations;

•	relationships with our partners and franchisees;

•	successful integration and future performance of acquired assets, businesses or third-party product supply and processing relationships;

•	our access to capital in order to fund expansions, acquisitions and our working capital needs and our ability to obtain debt or equity financing on satisfactory terms;

•	environmental liabilities or events that are not covered by an indemnity, insurance or existing reserves;

•	dependence on one principal supplier for retail merchandise;

•	maintenance of our credit ratings and ability to receive open credit lines from our suppliers;

•	the effects of competition;

•	continued creditworthiness of, and performance by, counterparties;

•	the impact of current and future laws, rulings and governmental regulations;

•	shortages or cost increases of power supplies, natural gas, materials or labor;

•	weather interference with business operations;

•	seasonal trends in the industries in which we operate;

•	fluctuations in the debt markets;

•	rulings, judgments or settlements in litigation, tax or other legal or regulatory matters;

•	changes in economic conditions, generally, and in the markets we serve, consumer behavior, and travel and tourism trends;

•	execution of capital projects, cost overruns of such projects and failure to realize the expected benefits from such projects;

•	the price, availability and acceptance of alternative fuels and alternative fuel vehicles;

•	operating hazards and natural disasters, casualty losses, acts of terrorism including cyberattacks and other matters beyond our control;

•	changes in our treatment as a partnership for U.S. federal or state income tax purposes; and

•	other factors discussed in more detail under Part 1. — Item 1A. Risk Factors of this report are incorporated herein by this reference.
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
“EPA” refers to the United States Environmental Protection Agency;
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
“Marathon” refers to Marathon Petroleum Company LP, an indirect, wholly-owned subsidiary of Marathon Petroleum, and certain affiliates of Marathon Petroleum Company LP;
“Marathon Acquisition” refers to the acquisition by us of our St. Paul Park, Minnesota refinery, a 17% interest in the Minnesota Pipeline, our convenience stores and related assets from Marathon, completed in December 2010;
"Marathon Petroleum” refers to Marathon Petroleum Corporation, a wholly-owned subsidiary of Marathon Oil Corporation until June 30, 2011;
“Merger” refers to the proposed merger of Western Acquisition Co, LLC ("MergerCo") with and into Northern Tier Energy LP pursuant to the terms and conditions of the Merger Agreement whereby (i) Western Refining will acquire all of Northern Tier’s outstanding common units not already owned by Western Refining, (ii) MergerCo will merge with and into Northern Tier Energy LP, (iii) the separate limited liability company existence of MergerCo will cease, (iv) and Northern Tier Energy LP will continue its existence as a limited partnership under Delaware law as the surviving entity in the Merger;

“Merger Agreement” refers to the Agreement and Plan of Merger, dated as of December 21, 2015, by and among Western Refining, Western Acquisition Co, LLC, a wholly owned subsidiary of Western Refining, Northern Tier Energy LP and Northern Tier Energy GP LLC;
"NYMEX" refers to the New York Mercantile Exchange;
“PADD II” refers to the Petroleum Administration for Defense District II region of the United States, which covers Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, South Dakota, Ohio, Oklahoma, Tennessee and Wisconsin;
“Refined products” refers to petroleum products, such as gasoline, diesel and jet fuel, which are produced by a refinery;
"RFS" refers to renewable fuel standards publicized by the EPA which require transportation fuels sold in the U.S. to contain a minimum volume of renewable fuels;
"RINs" refers to renewable identification numbers which are credits used for compliance, and are the “currency” of the RFS program;
“Sour crude oil” refers to a crude oil that is relatively high in sulfur content (more than 0.4% sulfur), requiring additional processing to remove the sulfur. Sour crude oil is typically less expensive than sweet crude oil;
“Sweet crude oil” refers to a crude oil that is relatively low in sulfur content (less than 0.4% sulfur), requiring less processing to remove the sulfur. Sweet crude oil is typically more expensive than sour crude oil;
“Throughput” refers to the volume processed through a unit or a refinery;
“Turnaround” refers to a periodically required standard procedure to refurbish and maintain a refinery that involves the shutdown and inspection of major processing units and occurs every one to six years on industry average;
“Upper Great Plains” refers to a portion of the PADD II region and includes Minnesota, North Dakota, South Dakota and Wisconsin;
“Western Refining” refers to Western Refining, Inc. and its wholly-owned subsidiaries;
“WTI” refers to West Texas Intermediate crude oil, a light, sweet crude oil, characterized by an American Petroleum Institute gravity, or API gravity, between 39 and 41 and a sulfur content of approximately 0.4 weight percent that is used as a benchmark for other crude oils; and
“Yield” refers to the percentage of refined products that is produced from crude oil and other feedstocks.

v

PART I
In this Annual Report on Form 10-K, all references to "Northern Tier," "the Company," "the Partnership," "NTE LP," "NTI," "we," "us," and "our" refer to Northern Tier Energy LP and its subsidiaries, unless the context otherwise requires or where otherwise indicated.
Item 1. Business.
Overview
We are an independent downstream energy limited partnership with refining, retail and logistics operations that serves the PADD II region of the United States. We operate our assets in two business segments: the refining business and the retail business. For the year ended December 31, 2015, we had total revenues of $3.4 billion, operating income of $368.1 million, net income of $331.0 million and Adjusted EBITDA of $499.2 million. For the year ended December 31, 2014, we had total revenues of $5.6 billion, operating income of $275.3 million, net income of $241.6 million and Adjusted EBITDA of $430.7 million. A definition and reconciliation of Adjusted EBITDA to net income is included herein under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adjusted EBITDA.” For financial information related to our business, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included in Part II.
Partnership Structure and Management
We were formed as a Delaware limited partnership by Northern Tier Holdings LLC (“NT Holdings”) in July 2012. Our non-economic general partner interest is held by Northern Tier Energy GP LLC, a Delaware limited liability company. References to our “general partner,” or NTI GP as the context requires, include only Northern Tier Energy GP LLC. Our operations are conducted directly and indirectly through our primary operating subsidiaries. On July 31, 2012, we completed our initial public offering (“IPO”) of 18,687,500 common units, representing an approximate 20.3% ownership interest in the Partnership. In exchange for contributing all of the interests in our operating subsidiaries, NT Holdings received 57,282,000 common units and 18,383,000 payment-in-kind (“PIK”) common units. In November 2012, the PIK common units converted to common units. Through the IPO and a series of secondary offerings during 2013, NT Holdings sold 40,042,500 of its common units in Northern Tier Energy LP ("NTE LP" or "the Partnership") to the public. In November 2013, NT Holdings formed a new subsidiary, NT InterHoldCo LLC, and contributed its remaining 35,622,500 common units of NTE LP and its ownership rights in Northern Tier Energy GP LLC to NT InterHoldCo LLC. Subsequent to the contribution, NT Holdings sold NT InterHoldCo LLC to Western Refining.
We and our general partner entered into an Agreement and Plan of Merger dated as of December 21, 2015 with Western Refining and Western Acquisition Co, LLC pursuant to which Western Refining will acquire all of NTI’s outstanding common units not already held by Western Refining. Each of the outstanding NTI common units held by unitholders other than Western Refining (the “NTI Public Unitholders”) will be converted into the right to receive, subject to election by the NTI Public Unitholders and proration, (i) $15.00 in cash without interest and 0.2986 of a share of Western Refining common stock; or (ii) $26.06 in cash without interest; or (iii) 0.7036 of a share of Western Refining common stock. The Merger is expected to close in the first half of 2016, pending the satisfaction of certain customary conditions and the approval of the Merger at a special meeting of NTI unitholders by the affirmative vote of holders of a majority of the outstanding NTI common units (including the NTI common units held by Western Refining). The transaction is expected to result in approximately 17.1 million additional shares of Western Refining common stock outstanding. Upon completion of the transaction, NTI will continue to exist as a limited partnership and will become a wholly-owned limited partnership subsidiary of Western Refining. See Note 21, Proposed Merger Transaction, in the Notes to Consolidated Financial Statements included in this annual report for additional information on the Merger.
Refining Segment
Our refining segment primarily consists of a 97,800 barrels per stream day (“bpsd”) refinery located in St. Paul Park, Minnesota. Our refinery’s complexity allows us to process a variety of light, heavy, sweet and sour crudes into higher value refined products.
We are one of only two refineries in Minnesota and one of four refineries in the Upper Great Plains area within the PADD II region. The PADD II region covers Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, South Dakota, Ohio, Oklahoma, Tennessee and Wisconsin. Our strategic location allows us direct access, primarily via the Minnesota Pipeline, to what we believe are abundant supplies of advantageously priced crude oils. Of the crude oil processed at our refinery in the years ended December 31, 2015, 2014 and 2013, approximately 41%, 37% and 50%, respectively, was Canadian crude oil and the remainder was primarily comprised of light sweet crude oil from the Bakken Shale in North Dakota. Many of these crude oils have historically priced at a discount to the NYMEX WTI. Further, over the past several years, NYMEX WTI has traded, on average, at a discount relative to Brent crude oil.

We expect to continue to benefit from our access to these crude oil supplies. By 2030, according to the Canadian Association of Petroleum Producers (“CAPP”), total Canadian crude oil production is expected to grow to 5.3 million bpd from 2015 production of 3.9 million bpd. Crude oil production from the Bakken Shale in North Dakota has also increased significantly, helping to grow crude oil production in North Dakota from approximately 98,000 bpd in 2005 to approximately 1.2 million bpd as of December 2015.
Our location also allows us to distribute our refined products throughout the midwestern United States. Our refinery produces a broad slate of refined products including gasoline, diesel, jet fuel and asphalt, which are then marketed to resellers and consumers primarily in the PADD II region. Approximately 83%, 85% and 80% of our total refinery production for the years ended December 31, 2015, 2014 and 2013 was comprised of higher value, light refined products, including gasoline and distillates.
We also own various storage and transportation assets, including a light products terminal, a heavy products terminal, storage tanks, rail loading/unloading facilities, the Aranco and Cottage Grove pipelines and a Mississippi River dock. Approximately 64%, 59% and 70% of our gasoline and diesel volumes for the years ended December 31, 2015, 2014 and 2013, respectively, were sold via our light products terminal to our company-operated and franchised SuperAmerica branded convenience stores and other resellers. We have a contract with Marathon Oil Corporation ("Marathon") to supply substantially all of the gasoline and diesel requirements for the independently-owned and operated Marathon branded convenience stores in our distribution area. Beginning in December 2012, we initiated a crude oil transportation business in North Dakota to allow us to purchase crude oil at the wellhead in the Bakken Shale where we have a fleet of 41 leased tractors, 32 owned trailers, and one truck offloading unit.
Our refining business also includes our 17% interests in MPL Investments, Inc. ("MPL Investments") and the Minnesota Pipe Line Company, LLC ("MPL"), which owns and operates the Minnesota Pipeline, a 465,000 bpd crude oil pipeline system that transports crude oil (primarily from Western Canada and North Dakota) for approximately 300 miles from the Enbridge pipeline hub at Clearbrook, Minnesota to our refinery. The Minnesota Pipeline has historically transported the majority of the crude oil processed in our refinery.
Retail Segment
As of December 31, 2015, our retail segment operated 168 convenience stores under the SuperAmerica brand and also supported 109 franchised convenience stores, which also operate under the SuperAmerica brand. These convenience stores are located primarily in Minnesota and Wisconsin and sell various grades of gasoline and diesel, tobacco products and immediately consumable items such as beverages, prepared food and a large variety of snacks and prepackaged items. Our refinery supplied substantially all of the gasoline and diesel sold in our company-operated stores and the franchised convenience stores within our distribution area for the years ended December 31, 2015, 2014 and 2013. We also own and operate Northern Tier Bakery LLC ("SuperMom’s Bakery"), which prepares and distributes baked goods and other prepared food items for sale in our company-operated and franchised convenience stores and other third party locations.
Refining Industry Overview
Crude oil refining is the process of separating the hydrocarbons present in crude oil for the purpose of converting them into marketable finished, or refined, petroleum products such as gasoline, diesel, jet fuel, asphalt and other products. Refining is primarily a margin-based business where both the feedstock (primarily crude oil) and the refined products are commodities with fluctuating prices. In order to increase profitability, it is important for a refinery to maximize the yields of high value finished products, to minimize the costs of feedstock, and operating expenses.
According to the EIA, as of January 1, 2015, there were 137 operating oil refineries in the United States, with the 20 smallest each having a refining capacity of 17,500 bpd or less, and the 10 largest having capacities ranging from 359,000 bpd to 635,000 bpd.
High capital costs, historical excess capacity and environmental regulatory requirements have limited the construction of new refineries in the United States over the past 30 years. According to the EIA, domestic operating refining capacity has increased approximately 11% between January 1982 and January 2015 from 17.1 million bpd to 18.9 million bpd. Much of this increase in capacity is the result of efficiency measures and moderate expansions at various refineries, known as “capacity creep,” but some significant expansions at existing refineries have occurred as well. During this same time period, more than 115 generally smaller and less efficient refineries that had limited access to a wide variety of crude oils or were unable to profitably process feedstock into a marketable product mix were closed.
According to the EIA, total demand for refined products in PADD II, which is the region in which we operate, has represented approximately 27% of total U.S. refined products demand from 2008 to 2015. Within PADD II, refined product production capacity is currently insufficient to meet demand. Refining capacity in the PADD II region has remained relatively flat at approximately 3.9 million bpd in January 1982 to 4.1 million bpd in January 2015, while more than 25 refineries in the PADD II region have ceased operations. The refined product volumes that are necessary to satisfy the demand in excess of

PADD II production are primarily sourced from domestic refineries located outside of PADD II, specifically from the U.S. Gulf Coast.
Our Refining Business
Our St. Paul Park refinery occupies approximately 170 acres along the Mississippi River southeast of St. Paul Park, Minnesota and was originally built in 1939. The refinery was acquired by Ashland Oil, Inc. in 1970 from Northwestern Refining, was jointly owned by Ashland Oil, Inc. and Marathon from 1998 through 2005 and became fully owned by Marathon in 2005 until acquired by one of our subsidiaries in 2010. Our refinery is a 97,800 bpsd cracking facility with operations including crude fractionation, catalytic cracking, hydrotreating, reforming, alkylation, sulfur recovery and a hydrogen plant. Our refining segment's capital expenditures in the years ended December 31, 2015 and 2014 were $63.8 million and $35.4 million, respectively. In 2014, we completed upgrades to the refinery’s wastewater treatment plant, including changes to the process used to treat the wastewater, construction of new tanks, closure of one of the existing lagoons, and dredging and disposal of sludge that had accumulated in one of the lagoons. We spent approximately $47.8 million representing both capital and expense projects since 2011 towards the completion of these wastewater treatment plant upgrades. In 2015, we had discretionary capital spending of $39.8 million on three major projects. These projects included new desalters on both of our crude units which we expect will provide greater flexibility to run lower quality crudes, a solvent deasphalting unit ("SDA"), which we expect will allow us to upgrade residual oils for conversion to gasoline and diesel using our excess FCC capacity, and a revamp of our No. 2 crude unit which we expect will increase our crude oil capacity by 4,000 barrels per day. The desalter and No. 2 crude unit projects are expected to be completed in 2016 and the SDA project in 2017.
We consider our refinery’s location to be strategically advantaged compared to Gulf Coast refineries. There are five regions in the United States, the PADDs, that have historically experienced varying levels of refining profitability due to regional market conditions. Refiners located in the U.S. Gulf Coast region operate in a highly competitive market due to the fact that this region (“PADD III”) accounts for approximately 40% and 39% of the total number of operable U.S. refineries as of January 2015 and 2014, respectively. Our refinery is located in the strategically advantageous PADD II region. In recent years, seasonal demand for refined products in the PADD II region has exceeded seasonal capacity, resulting in a need for imports from other regions, specifically from the U.S. Gulf Coast region. Our inland location means that foreign and coastal domestic refiners seeking to access our distribution area incur additional transportation costs. This favorable supply/demand imbalance has historically allowed our refinery to generate higher refining margins, compared to the U.S. Gulf Coast 3:2:1 crack spread. We have realized, on average, a premium of $5.06 per barrel, inclusive of refined product and crude oil differentials, relative to the benchmark Group 3 3:2:1 crack spread over the past five years through December 31, 2015 assuming a comparable rate of two barrels of Group 3 gasoline and one barrel of Group 3 distillate for every three barrels of WTI crude oil. The Group 3 3:2:1 crack spread is expressed in dollars per barrel and is a proxy for the per barrel margin that a sweet crude oil refinery would earn assuming it produced and sold at PADD II Group 3 prices the benchmark production of gasoline and ultra low sulfur diesel.
Our refinery is an integrated refining operation with storage and transportation assets. Our transportation assets include our 17% interest in MPL, an eight-bay light product terminal located adjacent to the refinery, a seven-bay heavy product loading rack located on the refinery property, rail facilities for shipping liquefied petroleum gas (“LPG”) and asphalt and receiving butane, isobutane and ethanol and a barge dock on the Mississippi River used primarily for shipping vacuum residue and slurry. Beginning in December 2012, we initiated a crude oil transportation business in North Dakota to allow us to purchase crude oil at the wellhead in the Bakken Shale. As of December 31, 2015, our storage assets included 85 hydrocarbon storage tanks with an operating capacity of 3.7 million barrels, 0.8 million barrels of crude oil storage and 2.9 million barrels of feedstock and product storage.
Process Summary
Our refinery is a 97,800 bpsd cracking facility with operations including crude fractionation, catalytic cracking, hydrotreating, reforming, alkylation, sulfur recovery and a hydrogen plant. We have redundancy in several of our refining assets, including two crude oil distillation and vacuum towers, two reformers, two sulfur recovery units and six hydrotreating units. This redundancy allows us to continue to receive and process crude oil even if any redundant units go out of service and also allows for increased maintenance flexibility as a redundant unit may be used without having to shut down the entire refinery in the case of a major unit turnaround. During the years ended December 31, 2015 and 2014, the refinery processed 93,701 bpd and 91,840 bpd of crude oil, respectively, and 2,814 bpd and 1,685 bpd of other feedstocks and blendstocks, respectively. Turnaround cycles vary from unit to unit but can be as short as one year for catalyst changes to as long as six years. Our refinery processes a mix of light sweet, synthetic and heavy sour crude oils, predominately from Canada and North Dakota, into products such as gasoline, diesel, jet fuel, asphalt, kerosene, propane, LPG, propylene and sulfur. Our refinery utilization rates, using standard industry methodologies for utilization measurement, have been 81%, 81% and 68% for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table summarizes our refinery’s major process unit capacities as of December 31, 2015. Unit capacities are shown in barrels per stream day.

Process Unit	Capacity	% of Crude Oil Capacity
No. 1 Crude Oil Unit	39,800	41%
No. 2 Crude Oil Unit	58,000	59%
Vacuum Distillation Units (2 units)	44,000	45%
Catalytic Reforming Units (2 units)	24,500	25%
Fluid Catalytic Cracking Unit	28,500	29%
HF Alkylation Unit	5,500	6%
C4/C5/C6 Isom Unit	10,500	11%
Naphtha Hydrotreaters (3 units)	25,000	26%
Kerosene Hydrotreater	10,100	10%
Distillate Hydrotreater	31,500	32%
Gas Oil Hydrotreater	29,500	30%
Hydrogen Plant (MSCF/D)	10,000	—
Sulfur Recovery Units (short tons/day) (2 units)	122	—
Our refinery’s complexity allows us to process lower cost crude oils into higher value light refined products or transportation fuels (gasoline and distillates), which comprised approximately 83%, 85% and 80% of our total refinery production for the years ended December 31, 2015, 2014 and 2013, respectively.
Raw Material Supply
The primary input for our refinery is crude oil, which represented approximately 97% of our total refinery throughput volumes for each of the years ended December 31, 2015, 2014 and 2013. We processed 93,701 bpd, 91,840 bpd and 74,237 bpd of crude oil for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table describes the historical feedstocks for our refinery:

	Year Ended December 31,
	2015	%	2014	%	2013	%
	(bpd)
Refinery Throughput Crude Oil Feedstocks by Location:
Canadian	38,417	41%	34,184	37%	37,045	50%
Domestic	55,284	59%	57,656	63%	37,192	50%
Total Crude Oil	93,701	100%	91,840	100%	74,237	100%
Crude Oil Feedstocks by Type:
Light and Intermediate(1)	68,739	73%	73,999	81%	56,310	76%
Heavy(1)	24,962	27%	17,841	19%	17,927	24%
Total Crude Oil	93,701	100%	91,840	100%	74,237	100%
Other Feedstocks/ Blendstocks(2):
Natural Gasoline	—	—%	38	2%	—	—%
Butanes	2,152	76%	798	47%	597	49%
Gasoil	—	—%	351	21%	114	9%
Other	662	24%	498	30%	516	42%
Total Other Feedstocks/ Blendstocks	2,814	100%	1,685	100%	1,227	100%
Total Inputs	96,515		93,525		75,464

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

Of the crude oil processed at our refinery for the years ended December 31, 2015, 2014 and 2013, approximately 41%, 37% and 50%, respectively, was Canadian crude oil and the remainder was comprised of mostly light sweet crude oil from North Dakota. There is an abundant supply of Canadian crude oil, according to the EIA. Canada exported approximately 2.9 million bpd of crude oil into the United States in 2014, making it the largest crude oil exporter to the United States and representing 39% of all U.S. crude oil imports from foreign sources. By 2030, according to CAPP, total Canadian crude oil production is expected to grow to 5.3 million bpd from 2015 production of 3.9 million bpd.
Crude production from North Dakota has increased significantly from approximately 98,000 bpd in 2005 to approximately 1.2 million bpd as of December 2015, according to the EIA. The chart below shows crude oil bpd production in North Dakota, and illustrates the rapid increase in production attributable to the Bakken Shale. Beginning in late 2014 and through 2015, crude prices significantly declined which has resulted in less investment and flattening production growth rates in the Bakken region. However, we believe long-term production from the Bakken Shale may continue to increase over the long-term due to advances in unconventional production techniques and geopolitical factors that provide incentive for domestic production.
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

JPM CCC announced its intention to sell the physical portions of its commodities business (which includes JPM CCC) to Mercuria Energy Group Ltd. during the fourth quarter of 2014. In advance of this sale, JPM CCC and the Company mutually agreed to terminate the Crude Intermediation Agreement. We believe that in addition to avoiding the supply fees, we now have further control over and visibility into our crude oil procurement process as a result of terminating this agreement. Since the termination of the Crude Intermediation Agreement we have increased the use of trade credit with our vendors to fund the purchase of crude oil. We may also utilize letters of credit under our Senior Secured Asset-Based Revolving Credit Facility ("ABL Facility") to facilitate crude oil purchases with vendors.
The approximately 465,000 bpd Minnesota Pipeline system is the primary supply route for crude oil to our refinery and has transported a significant majority of our crude oil since its major expansion in 2008. The Minnesota Pipeline extends from Clearbrook, Minnesota to the refinery and receives crude oil from Western Canada and North Dakota through connections with various Enbridge pipelines. The Minnesota Pipeline is an interstate crude oil pipeline regulated by the Federal Energy Regulatory Commission (“FERC”) pursuant to the Interstate Commerce Act (“ICA”). Access to capacity on the Minnesota Pipeline is governed by the pipeline’s tariff, which is filed with FERC and must comply with the applicable provisions of the ICA. Pursuant to the rules and regulations applicable to the Minnesota Pipeline, if nominations are received for more crude oil than the pipeline can transport in a given month, capacity is pro-rated based on each shipper’s relative use of the line over the preceding twelve-month period ending the month prior to the month the excess nominations were received, with further reductions as necessary to accommodate new shippers. Capacity available to new shippers during periods of apportionment is limited to 5% of available transportation space. For the years ended December 31, 2015, 2014 and 2013, our shipments comprised approximately 26%, 26% and 22%, respectively, of the total volumes shipped on the Minnesota Pipeline. Our 17% interest in MPL mitigates the impact of tariff rate increases on the pipeline, as we receive a pro rata share of tariffs. See “—Pipeline Assets” for more information regarding the Minnesota Pipeline system.
In addition to the Minnesota Pipeline, our refinery is also capable of receiving crude oil via railcar in the amount of approximately 6,000 bpd.
Below is a map illustrating the pipelines that provide the refinery with access to its crude oil supply:
Other Feedstocks/Blendstocks
Our refinery also purchases ethanol and biofuel, as well as conventional petroleum based blendstocks such as butane and natural gasoline, to supplement the fuels produced at the refinery. We purchase ethanol for blending with gasoline to meet the oxygenated fuel mandate levels of the EPA. The state of Minnesota has a current mandate, with certain exceptions, for all gasoline powered motor vehicles for 10% ethanol blending in gasoline or the maximum amount of ethanol allowed under federal law for all cars and light duty trucks, whichever is greater. Federal law currently allows a maximum of 10% ethanol for all vehicles other than cars and light trucks manufactured since 2001, which have a 15% ethanol maximum. In addition, on July 1, 2014, a biodiesel mandate was passed by the Minnesota state legislature, requiring with certain exceptions, the blending of diesel with 10% biofuel for the months of April through September and 5% for the months of October through March. If certain preconditions are met, the minimum biofuel content in diesel sold in the state will increase to 20% beginning on May 1, 2018. In 2012, we completed the installation of a new tank at our refinery to store biofuel to enable us to comply with this mandate at a total cost of approximately $3.0 million. We purchase ethanol and biofuel blendstocks pursuant to month-to-month agreements with market based pricing provisions and receive those volumes primarily via third-party truck. We purchase butanes and natural gasoline blendstocks from third parties that are delivered to us via rail and/or third party pipeline.
Refined Products—Production, Sales and Transportation
The following table identifies the product yield of our refinery for each of the periods indicated.

	Year Ended December 31,
	2015	2014	2013
Refinery product yields (bpd):
Gasoline	46,453	45,674	34,329
Distillate	33,356	33,910	26,074
Asphalt	10,933	7,567	8,321
Other	5,764	6,687	7,158
Total Production	96,506	93,838	75,882
For the years ended December 31, 2015, 2014 and 2013, gasoline accounted for 52%, 50%, and 49% of our total revenue for the refining business for such periods, respectively, and distillates accounted for 35%, 39%, and 38% of our total revenue for the refining business for such periods, respectively.
Approximately 88%, 81% and 80% of our refining segment's gasoline and diesel volumes were sold within the state of Minnesota for the years ended December 31, 2015, 2014 and 2013, respectively, with the remainder primarily being sold within Iowa, Nebraska, Oklahoma, South and North Dakota and Wisconsin. Our refinery supplied a majority of the gasoline and diesel sold in our company-operated stores or franchised convenience stores within our distribution area for the years ended December 31, 2015, 2014 and 2013, as well as supplied the independently-owned and operated Marathon branded stores in our distribution area.
Primary distribution for the fuels is through our light products terminal, which is equipped with an eight-bay, bottom-loading truck rack located adjacent to the refinery. Approximately 64%, 59% and 70% of our gasoline and diesel volumes for the years ended December 31, 2015, 2014 and 2013, respectively, were sold through this light products terminal to our company-operated and franchised SuperAmerica convenience stores and other resellers throughout our distribution area. The decline since 2013 is due to us increasing the crude throughput capacity at our refinery and selling the resulting incremental refined product through the Magellan pipeline. Light refined products, which include gasoline and distillates, are distributed from the refinery through a pipeline and terminal system owned by Magellan, which has facilities throughout the Upper Great Plains. Asphalt and heavy fuel oil are transported from the refinery via truck from our seven-bay heavy products terminal and via rail and barge through our rail facilities and Mississippi River barge dock and are sold to a broad customer base. See “Refining Operations Customers” below.
Refining Operations Suppliers
The primary input for our refinery is crude oil, which represented approximately 97% of our total refinery throughput volumes for each of the years ended December 31, 2015, 2014 and 2013. Prior to October 2014, JPM CCC assisted us in the purchase of most of the crude oil requirements of our refinery and provided transportation and other logistical services for delivery of the crude oil to our storage tanks at Cottage Grove, Minnesota, which are approximately two miles from our refinery. From October 2014, we control the purchase of all of our crude oil requirements along with transportation and other logistical services. We also purchase ethanol and biodiesel, as well as conventional petroleum based blendstocks such as natural gasoline to supplement the fuels produced at the refinery. For more information, see “Crude Oil Supply” and “Other Feedstocks/Blendstocks.”
Refining Operations Customers
Our refinery supplies a majority of the gasoline and diesel sold in our company-operated convenience stores, as well as a majority of the gasoline and diesel sold in our franchised convenience stores and many independently-owned and operated stores and resellers within our distribution area.
Asphalt and other residual fuels are sold to a broad customer base, including asphalt paving contractors, government entities (including states, counties, cities and townships), fuel oil blenders and asphalt roofing shingle manufacturers.

Turnaround and Refinery Reliability
Periodically, we have planned maintenance turnarounds at our refinery, which require the temporary shutdown of certain operating units. Turnaround cycles vary from unit to unit but can be as short as one year for catalyst changes to as long as six years, and the last major facility turnaround was completed in 2013. The length of the turnaround is contingent upon the scope of work to be completed. A turnaround of a major processing unit, generally takes two to six weeks to complete, and is planned and accomplished in a manner that allows for reduced production during maintenance instead of a complete shutdown. During 2013, we completed our planned major facility turnaround. We completed unit turnarounds in 2014 for our gasoil hydrotreater unit with spending of approximately $8.2 million, our kerosene hydrotreater for $2.8 million and our diesel hydrotreater catalyst change-out for $2.3 million and other smaller turnaround related projects. In 2015, we completed a turnaround of our No. 2 sulfur recover unit, our distillate hydrotreater and our No. 2 sulfur tail gas unit for a total cost of approximately $8.0 million. We are currently planning for turnarounds of our No. 2 crude oil unit, one of our vacuum distillation units, one of our catalytic reforming units, our gasoline isomerization unit, our desulfurization unit, and catalyst change outs in several units (primarily the gas oil hydrotreater and distillate hydrotreater units) along with other smaller turnaround projects in the fall of 2016, for which we have budgeted approximately $40 million to $45 million.
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
The Minnesota Pipeline system has multiple lines that run approximately 300 miles from Clearbrook in Clearwater County, Minnesota to Dakota County, Minnesota, transporting crude oil received through the Enbridge pipeline connections at Clearbrook from Western Canada and North Dakota to our refinery and Koch Industries’ Flint Hills Resources refinery in Minnesota. The system consists of a 24” pipeline, two parallel 16” pipelines and a partial third 16” pipeline with a combined capacity of approximately 465,000 bpd, with further expansion capability to 640,000 bpd with the construction of additional pump stations.
We also own an 8.6 mile 8” refined products pipeline, referred to as the Aranco Pipeline. The Aranco Pipeline extends from the refinery to a pipeline currently operated by Magellan as part of its products pipeline system and is used to ship various products to and from the refinery. We expect to assume operational responsibilities for the Aranco Pipeline in 2016. In addition, we own the Cottage Grove pipelines, which are 16” and 12” pipelines extending from the Cottage Grove tank farm to the refinery.
Our Retail Business
As of December 31, 2015, we have a retail-marketing network of 277 convenience stores located throughout Minnesota, Wisconsin and South Dakota, of which we operate 168 stores and support 109 franchised stores, as set forth by location in the table below. All of our company-operated and franchised convenience stores are operated under the SuperAmerica brand. We also own and operate SuperMom’s Bakery, which prepares and distributes baked goods and other prepared items for sale in our retail outlets and for other third parties. A majority of the fuel gallons sold at our company-operated convenience stores for the years ended December 31, 2015, 2014 and 2013 was supplied by our refining business.

In December 2010, we entered into a lease arrangement with Realty Income Properties 3 LLC (“Realty Income”), pursuant to which we leased 135 SuperAmerica convenience stores and one support facility over a 15-year initial term at an aggregate annual rent fixed for five years at an annual rate of $20.3 million, with consumer price index-based rent increases thereafter. The stores covered under the lease are located in Minnesota and Wisconsin, and average approximately 3,500 leasable square feet on approximately 1.14 acres. In addition, the individual locations have, on average, 6.5 multi-pump gasoline dispensers, and are seasoned stores with long-term operating histories. As of December 31, 2015, 133 of the SuperAmerica convenience stores and one support facility remained on the Realty Income lease. Additionally, 34 of our other company-operated properties are leased pursuant to a combination of ground leases and real property leases with third parties while two company-operated properties are directly owned by us.
The table below sets forth our company-operated and franchised stores by state as of December 31, 2015.

Location	Company- Operated	Franchised	Total
Minnesota	161	103	264
Wisconsin	6	5	11
South Dakota	1	1	2
Total	168	109	277
Of our company-operated sites, approximately 70% are open 24 hours per day and the remaining sites are open at least 16 hours per day. Our average store size is approximately 3,400 square feet with approximately 95% of our stores being 2,400 or more square feet. Our convenience stores typically offer tobacco products and immediately consumable items such as beverages and a large variety of snacks and prepackaged items. A significant number of the sites also offer state-sanctioned lottery games, ATM services, money orders and car washes. We also provide support to 109 franchised convenience stores selling gasoline, merchandise and other services through SuperAmerica Franchising LLC (“SAF”). SAF has license agreements in place with each franchisee that, among other things, cover the term of the franchise (generally 10 years), set forth the monthly royalty payments to be paid by franchisees to SAF, authorize the use of proprietary marks and provide for consultation services for the construction and opening of stores. Franchisees are required to pay to SAF an initial license fee (generally, $10,000 for licensees located in Minnesota and Wisconsin and $2,000 for licensees located in South Dakota) and a royalty fee for all products and merchandise sold at the convenience store, including motor fuel, along with a separate diesel royalty fee. The license agreements also require that, if a franchise store is located within our distribution area, then the franchise store must purchase a high minimum percentage (often 90% to 100%) of its motor fuel supply, including gasoline and distillate, from us. As of December 31, 2015, 95 of the 109 existing franchise stores were located within our distribution area and, thus, are required to purchase a minimum percentage of their motor fuel supply from us.
Annual sales of refined products through our company-operated convenience stores averaged 308 million gallons over the period 2013 to 2015. The demand for gasoline is seasonal in nature, with higher demand during the summer months. Approximately 35% of the retail segment’s revenues for the year ended December 31, 2015 were generated from non-fuel sales, including items like cigarettes, beer, milk, food, general merchandise, car wash and other commission-based revenue. The following table summarizes the results of our retail business for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
Company-operated
Fuel gallons sold (in millions)	304.5	306.8	313.2
Number of outlets at year end	168	165	164
Franchised Stores
Fuel gallons sold (in millions)(1)	109.8	73.2	54.9
Number of outlets at year end	109	89	75

(1)	Represents fuel gallons sold to franchised stores by our refinery.
Retail Operations Suppliers
Our refinery supplies a majority of the gasoline and diesel sold in our company-operated and franchised convenience stores. We also own and operate SuperMom’s Bakery, which prepares and distributes baked goods and other prepared food items for sale in our SuperAmerica company-operated and franchised convenience stores and other third party locations.
Eby-Brown Company ("Eby-Brown") has been the primary supplier of general retail merchandise, including most tobacco and grocery items, for all our company-operated and franchised convenience stores since 1993. For each of the years ended December 31, 2015, 2014 and 2013, our retail business purchased approximately 74% of its convenience store merchandise requirements from Eby-Brown. We have an exclusive supply contract with Eby-Brown for certain merchandise products that expires in December 2021. Our retail business also purchases a variety of merchandise, including soda, beer, bread, dairy products, ice cream and snack foods, directly from a number of third-party manufacturers and their wholesalers. All merchandise is delivered directly to our stores by Eby-Brown, other third-party vendors or our SuperMom’s Bakery business. We do not maintain additional product inventories other than what is in our stores and at SuperMom’s Bakery. For information about the risks associated with our commercial relationship with Eby-Brown, see “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Risks Primarily Related to Our Retail Business—Our retail business depends on one principal supplier for a substantial portion of its merchandise inventory. A change of merchandise suppliers, a disruption in merchandise supply, a significant change in our relationship with our principal merchandise supplier or material changes in the payment terms or availability of trade credit provided by our merchandise suppliers could have a material adverse effect on our retail business and results of operations or liquidity.”
Retail Operations Customers
Our retail customers primarily include retail end-users, motorists and commercial drivers. We have a retail marketing network of 277 convenience stores, as of December 31, 2015, located throughout Minnesota, Wisconsin and South Dakota, of which we operate 168 stores and support 109 franchised stores.
Competition
Petroleum refining and marketing is highly competitive. With respect to our wholesale gasoline and distillate sales and marketing, we compete directly with Koch Industries’ Flint Hills Resources Refinery in Pine Bend, Minnesota, as well as the other refiners in the PADD II region and, to a lesser extent, other U.S. and foreign refiners. In addition, we compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual customers. Certain of our competitors have larger, more complex refineries, and may be able to realize lower per-barrel costs or higher margins per barrel of throughput. Some of our competitors are integrated, multinational oil companies that are substantially larger and more recognized than we are. Unlike these competitors, we obtain substantially all of our feedstocks from unaffiliated sources. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of crude oil supply and other feedstocks or intense price fluctuations. The principal competitive factors affecting our refining segment are costs of crude oil and other feedstocks, refinery efficiency, refinery product mix and costs of product distribution and transportation. We have no crude oil reserves and are not engaged in the exploration or production of crude oil. We believe that we will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.
Our major retail competitors include Holiday, Kwik Trip, Marathon, Freedom Valu Centers, BP, and Hy-Vee. Large chains of retailers like Walmart, Costco and Sam's Club and other large grocery retailers compete in the motor fuel retail business. Our retail operations are smaller than many of these competitors and they are potentially better able to withstand volatile conditions in the fuel market and lower profitability in merchandise sales due to their integrated operations. The principal competitive factors affecting our retail segment are location of stores, product price and quality, appearance and cleanliness of stores and brand identification. We expect to continue to face competition from large, integrated oil companies, as well as from other convenience stores that sell motor fuels. In addition, these retailers may use promotional pricing or discounts, both at the pump and in the store, to encourage in-store merchandise sales. Our convenience stores compete in large part based on their ability to offer convenience to customers. Consequently, changes in traffic patterns and the type, number and location of competing stores could result in the loss of customers and reduced sales, and profitability at affected stores.
Insurance and Risk Management
Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products and refined products. Our property damage and business interruption coverage at the refinery has a maximum loss limit of $1.1 billion per occurrence combined, with no sublimit for business interruption. Our business interruption coverage is for 24 months from the date of the loss, subject to a deductible of 45 days with a minimum loss of $5 million. Our property damage insurance has a deductible of $5 million. In addition, we have a full suite of insurance policies covering workers compensation, general liability, directors’ and officers’ liability, environmental liability, information security and other business risks. These are supported by safety and other risk management programs. See also “Item 1A. Risk Factors—Risks Related to Our Business and Industry—Our insurance policies may be inadequate or expensive.”
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
Air Emissions
Our operations are subject to the federal Clean Air Act and comparable state and local laws and regulations. Under the Clean Air Act, facilities that emit regulated pollutants, including volatile organic compounds, particulates, carbon monoxide, sulfur dioxide, nitrogen oxides or hazardous air pollutants, face increasingly stringent regulations, including requirements to install various levels of control technology on sources of pollutants as well as the requirement to maintain a risk management program to help prevent accidental releases of certain regulated substances. For example, the EPA has published final amendments to the New Source Performance Standards ("NSPS") for petroleum refineries, effective November 2012. These amendments include standards for emissions of nitrogen oxides from process heaters and work practice standards and monitoring requirements for flares. To comply with the amendments, we have installed and operate a continuous emissions monitoring system for nitrogen oxides on a process heater. In 2015, we completed the installation of additional monitoring instrumentation on our flare. In 2015 and 2014, we spent $0.7 million and $0.8 million, respectively, for the flare monitoring. In addition, in order to comply with the NSPS, the petroleum refining sector is subject to stringent new regulations adopted by the EPA that impose maximum achievable control technology (“MACT”) requirements on refinery equipment emitting certain listed hazardous air pollutants. Finally, the EPA is in the process of adopting revised air quality standards for ground level ozone. Depending on where the new level is set, the refinery, along with other sources in the state of Minnesota, could face significant additional regulation that may require installation of additional control equipment, make permitting new projects more difficult, and may require the production of different gasoline formulations. Air permits are also required for our refining operations that result in the emission of regulated air contaminants. These permits incorporate stringent control technology requirements and are subject to extensive review and periodic renewal.
Over the past decade, the EPA has pursued a National Petroleum Refinery Initiative, which is a coordinated, integrated compliance and enforcement strategy to address federal Clean Air Act compliance issues at the nation’s largest petroleum refineries. In connection with the initiative, Marathon (which previously owned the St. Paul Park refinery) entered into an environmental settlement agreement with the EPA, the U.S. Department of Justice and the state of Minnesota in May 2001 (the “2001 Consent Decree”), pursuant to which pollution control equipment was installed to significantly reduce emissions from stacks, wastewater vents, valves and flares at the refinery, and which imposes additional, and in some cases more stringent, standards and requirements on the refinery beyond applicable regulatory requirements. We are currently participating in negotiations with the EPA, the Minnesota Pollution Control Authority (“MPCA”) and Marathon concerning modifying the 2001 Consent Decree to reflect our ownership of the St. Paul Park refinery and terminating the 2001 Consent Decree as to our refinery.
Since 2012, the EPA has pursued an enforcement initiative targeting flares used in the petroleum refining and chemical manufacturing industries. Through the initiative, the EPA seeks to improve the operation of flares by, among other things, requiring enhanced monitoring and control systems and work practice standards. The EPA has already entered into flaring consent decrees with several refiners and will likely pursue similar consent decrees with additional refiners. From time to time, the EPA has inspected our refinery for compliance with applicable flaring requirements and issued information requests to us related to such requirements. We received additional requests for information about the refinery’s flare from the EPA in December 2013 and January 2014 and have responded. To date, the EPA has not asserted violations of the flare performance standard of the type that has given rise to the flare consent decrees described above. However, as part of the information request noted above, the EPA requested that we monitor our flare vent gas for hydrogen sulfide ("H2S"). In connection with this monitoring, we identified unexpected sources of H2S in our flare vent gas in excess of the 162 ppm limit that was made applicable to certain streams to the refinery flare through Marathon’s 2001 Consent Decree, which we promptly reported to the EPA and MPCA. These sources were not included in the alternative monitoring plan, or AMP, which Marathon utilized to demonstrate compliance with that limit, and which AMP we have similarly utilized. We are currently engaging in discussions with the EPA regarding this matter, including our proposed corrective action plan. We cannot currently predict what action the EPA would pursue against us in connection with this matter, including the nature, cost or timing of any such action.
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
Fuel Quality Requirements
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, the EPA has issued Renewable Fuel Standards (“RFS”) implementing mandates to blend fuels produced from renewable sources into petroleum fuels produced and sold in the United States. We are subject to the RFS, which requires obligated parties to blend renewable fuels, such as ethanol, into petroleum fuels sold in the United States. One renewable energy identification number (“RIN”) is generated for each gallon of renewable fuel produced under the RFS. At the end of each compliance period, obligated parties must surrender sufficient RINs to meet their renewable fuel obligations under the RFS. The obligated volume increases annually over time until 2022. Our refinery currently generates a surplus of RINs under the RFS for some fuel categories, but we must purchase RINs on the open market for other fuel categories. We must also purchase waiver credits for cellulosic biofuels from the EPA. In December 2015, the EPA published final RFS for 2014, 2015 and 2016, and the biomass-based diesel volume requirements for 2017. The final 2016 standards for renewable fuel blending is nearly 11% higher than actual 2014 volumes. For the year ended December 31, 2015, 2014 and 2013, we purchased RINs in the open market, incurring an expense of $15.9 million, $11.8 million and $13.0 million, respectively, in order fulfill our RFS requirements. To the extent our blending activity alone does not meet the RFS, we may be required to purchase RINs. We cannot predict the future prices of RINs or waiver credits, but the costs to obtain the necessary number of RINs and waiver credits could be material.
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
We also are required to meet the new Mobile Source Air Toxics (“MSAT II”) regulations to reduce the benzene content of gasoline. Under the MSAT II regulations, benzene in the finished gasoline pool must meet an annual average of 0.62% volume. We must also maintain an annual average of 1.30 volume percent benzene without the use of benzene credits. A refinery may generate benzene credits by making reductions in the benzene content of the gasoline that it produces beyond what is required by the applicable regulations. These credits may be utilized by the refinery that generates them for future compliance, or they may be sold to other refineries. In 2015, our refinery’s average benzene content was 0.67%. Our refinery’s average benzene content for future years could exceed the 0.62% limit. If that occurs, we anticipate using benzene credits we have accumulated in prior years and benzene credits purchased on the open market in order to comply with MSAT II requirements. We would also consider operational changes to lower the benzene content of the gasoline we produce. We cannot predict the costs associated with implementing such operational changes, but they could be material. We may be required to purchase additional benzene credits to meet our compliance obligations in the future. The cost for purchase of credits is variable and market driven. If the market price of credits increases in the future, the costs to obtain the necessary number of benzene credits could become material.
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
Climate Change
The EPA believes the emission of greenhouse gases (“GHGs”), including carbon dioxide and methane, are contributing to the warming of the Earth’s atmosphere and other climatic conditions present a potential danger to public health and the environment. The EPA has adopted two sets of regulations that restrict the emission of GHGs under existing provisions of the Clean Air Act. The first limits emissions of GHGs from motor vehicles beginning with the 2012 model year. The EPA has asserted that these final motor vehicle GHG emission standards trigger the Clean Air Act's preconstruction and operating permit requirements for certain large stationary sources. Under the second set of EPA GHG rules, facilities required to obtain preconstruction permits must comply with “best available control technology” standards, which are established by the applicable permitting authority on a case by case basis. EPA rules also require the reporting of GHG emissions from specified large GHG emission sources in the United States, including refineries, on an annual basis. We have been monitoring GHG emissions from our refinery in accordance with the EPA’s rule. These or other rulemaking regulating the emission of GHGs could adversely affect our operations, result in materially increased costs, and restrict or delay our ability to obtain air permits for new or modified sources.
In addition, from time to time the U.S. Congress has considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. These allowances would be expected to escalate significantly in cost over time. Although it is not possible at this time to predict if or when Congress may pass climate change legislation, any future federal laws that may be adopted to address GHG emissions would likely require us to incur increased operating costs and could adversely affect demand for the refined petroleum products we produce. Finally, some scientists believe increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such events were to occur, they could have an adverse effect on our business, financial condition and results of operations.
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
Our refinery site has been used for refining activities for many years. Although prior owners and operators may have used operating and waste disposal practices that were standard in the industry at the time, petroleum hydrocarbons and various wastes have been released on or under our refinery site. There has been remediation of soil and groundwater contamination beneath the refinery for many years, and we are required to continue to monitor and perform corrective actions for this contamination until the applicable regulatory standards have been achieved. This remediation is being overseen by the MPCA pursuant to a compliance agreement entered into by the former owner and the agency in 2007. Based on current investigative and remedial activities, we believe that the contamination can be controlled or remedied without having a material adverse effect on our financial condition. However, such costs are often unpredictable, and there can be no assurance that future costs will not become material. We currently anticipate that we will incur costs for underground water contamination of approximately $0.3 million in 2016 and an additional $2.9 million through the year 2037 in connection with continued monitoring and remediation of this contamination at the refinery. This liability is stated at its present value of $2.6 million using a discount rate of 2.74%.
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
Our refinery operates a wastewater treatment plant. The refinery’s wastewater treatment plant utilized two lagoons until 2012 when one lagoon was closed as part of the construction project discussed below. Prior to our ownership of the refinery, Marathon reported to us and to the MPCA several instances in which concentrations of benzene in the wastewater flowing into the first lagoon exceeded the level that could potentially subject the lagoon to regulation as a hazardous waste unit. Those exceedances were the subject of a 2012 settlement between Marathon and the MPCA. During our period of ownership prior to October 2012, we periodically experienced exceedances of benzene in our wastewater discharges to the lagoons. We reported these occurrences to the MPCA, and have worked with the agency to upgrade the refinery’s wastewater treatment plant to prevent additional benzene exceedances in our wastewater discharges. In June 2014, the MPCA issued a new National Pollutant Discharge Elimination Permit/State Disposal System Permit for the refinery’s upgraded wastewater treatment plant. This permit required the refinery to conduct additional testing of its remaining lagoon. The testing was completed in the fourth quarter of 2014 and, following our review of the test results and additional discussions with the MPCA, we now regard the likelihood of future remediation costs related to the lagoon as probable. At December 31, 2015, we estimate the remediation costs to be approximately $6.0 million subject to further engineering and methodology studies. In connection with the Company's December 2010 acquisition of the St. Paul Park refinery and other assets from Marathon, the Company entered into an agreement with Marathon which required Marathon to share in the future remediation costs of the lagoons, should those costs be required. During the three months ended September 30, 2015, the Company entered into a settlement and release agreement with Marathon relating to the remaining lagoon and received $3.5 million pursuant to this settlement which was recorded as a reduction of direct operating expenses. In addition, in July 2014, we entered into a stipulation agreement with the MPCA that resolved the benzene discharge exceedances that occurred during our period of ownership of the St. Paul Park refinery and agreed to pay the agency less than $0.1 million in penalties.
Environmental Capital and Maintenance Projects
In 2014, we completed upgrades to the refinery’s wastewater treatment plant, including changes to the process used to treat the wastewater, construction of new tanks, closure of one of the existing lagoons, and dredging and disposal of sludge that has accumulated in one of the lagoons. We spent approximately $47.8 million representing both capital and expense projects since 2011 towards the completion of these wastewater treatment plant upgrades. Pursuant to the agreements entered into in connection with the Marathon Acquisition, we believed that Marathon was required to reimburse us for a portion of the costs and expenses incurred in these wastewater treatment plant upgrades. In October 2012, we made a claim to Marathon for reimbursement. In September 2013, we entered into a settlement and release agreement under which Marathon paid us $11.8 million to partially resolve our claim. Costs will also be incurred for the remediation and closure of the remaining lagoon discussed above.
Health, Safety and Maintenance
We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state occupational safety laws. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be available to employees and contractors and, where required, to state and local government authorities and to local residents. We provide all required information to employees and contractors on how to avoid or protect against exposure to hazardous materials present in our operations. Also, we maintain safety, training and maintenance programs as part of our ongoing efforts to ensure compliance with applicable laws and regulations. We believe that the refinery is in substantial compliance with OSHA and similar state laws, including general industry standards, recordkeeping and reporting, hazard communication and process safety management. The refinery completed the planned installations of Safety Instrumentation Systems to enhance its safety program and spent $7.3 million total in 2013 and 2014. Additionally, the refinery spent $0.8 million in 2015 and plans to spend approximately $6 million thereafter to upgrade process relief systems and to enhance overall safety. Furthermore, the refinery has budgeted approximately $8 million in 2016 and beyond for additional safety and process safety management projects.

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
Retail Business
Our retail business operates convenience stores with fuel stations in Minnesota, Wisconsin, and South Dakota. Each retail station has underground fuel storage tanks, which are subject to federal, state and local regulations. Complying with these underground storage tank regulations can be costly. The operation of underground storage tanks also poses environmental risks, including the potential for fuel releases and soil and groundwater contamination. We are currently completing the investigation and remediation of reported leaks from underground storage tanks at three of our convenience stores. We currently anticipate that the known contamination at these stores can be remediated for approximately $0.1 million through the end of 2016, and an additional cost of less than $0.1 million through the end of 2017. It is possible that we may identify more leaks or contamination in the future that could result in fines or civil liability for us, as well as remediation obligations and expenses. States, including Minnesota, have established funds to reimburse some expenses associated with remediating leaks from underground storage tanks, but such state reimbursement funds may not cover all remediation costs.
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
FERC’s indexing methodology is subject to review every five years. In an order issued in December 2010, FERC announced that, effective July 1, 2011, the index would equal the change in the producer price index for finished goods plus 2.65% (previously, the index was equal to the change in the producer price index for finished goods plus 1.30%). This index is to be in effect through July 2016. The current or any revised indexing formula could hamper our ability to recover our costs because: (1) the indexing methodology is tied to an inflation index; (2) it is not based on pipeline-specific costs; and (3) it could be reduced in comparison to the current formula. Further, shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. Shippers may also file complaints against index-based rates, but such complaints must either meet the foregoing standard for protests or show that the pipeline is substantially over-recovering its cost of service and that application of the index substantially exacerbates that over-recovery. In addition, due to the common carrier regulatory obligation applicable to interstate oil pipelines, in the event there are nominations in excess of capacity, capacity must be prorated among shippers in an equitable manner in accordance with the tariff then in effect. Therefore, nominations by new shippers or increased nominations by existing shippers may reduce the capacity available to us.
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
Although we have provided notice to the lessee of our desire to terminate the lease effective February 29, 2016, as of December 31, 2015 the Aranco Pipeline was leased to and operated by Magellan, is part of Magellan’s interstate pipeline system and, as a result, we are not required to maintain a tariff with respect to the Aranco Pipeline. Upon termination of the Aranco Pipeline lease, and assuming the pipeline were to be used for the transport of crude oil or petroleum products in interstate commerce, the Aranco Pipeline may be subject to the interstate common carrier regulatory requirements discussed above in the context of the Minnesota Pipeline and we would be required to comply with such regulation in order to operate the Aranco Pipeline. In addition, if the 16” and/or 12” pipelines connecting the Cottage Grove tank farm to the refinery were to provide interstate crude oil or petroleum product transportation service, they would be subject to the same interstate common carrier regulatory regime discussed above.
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
Employees
As of December 31, 2015, we employed 2,961 people, including 484 employees associated with the operations of our refining business and 2,413 employees associated with the operations of our retail business. Our future success will depend in part on our ability to attract, retain and motivate qualified personnel. We are party to collective bargaining agreements covering approximately 185 of our 484 employees associated with the operations of our refining business and 25 of our 2,413 employees associated with the operations of our retail business. The collective bargaining agreements covering the employees associated with our refining and retail businesses expire in December 2016 and August 2017, respectively.
Available Information
We file annual, quarterly and current reports, and amendments to those reports and other information with the Securities and Exchange Commission (“SEC”). You may access and read our filings without charge through the SEC’s website at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Paper copies of our filings are available to all unitholders free of charge by calling (602) 302-5450 or by writing to Melissa Buhrig, Secretary, at our corporate headquarters located at 1250 W. Washington Street, Suite 300, Tempe, Arizona 85281.
We make available free of charge on our internet website at www.northerntier.com our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this Form 10-K and you should not consider such information as part of this report.

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
Risks Related to the Merger with Western Refining
The Merger with Western Refining may not be consummated even if NTI Unitholders approve the Merger proposal.
The Merger Agreement contains conditions, some of which are beyond the parties’ control, that, if not satisfied or waived, may prevent, delay or otherwise result in the Merger not occurring, even though our unitholders may have voted to approve the Merger proposal. We cannot predict with certainty whether and when any of the conditions to the completion of the Merger will be satisfied. Any delay in completing the Merger could cause us not to realize, or delay the realization of, some or all of the benefits that we expect to achieve from the Merger. In addition, we can agree with Western Refining not to consummate the Merger even if the unitholders approve the Merger proposal and the conditions to the closing of the Merger are otherwise satisfied.
While the Merger Agreement with Western Refining is in effect, we may lose opportunities to enter into different business combination transactions with other parties on more favorable terms, and may be limited in our ability to pursue other attractive business opportunities.
While the Merger Agreement with Western Refining is in effect, we are prohibited from, directly or indirectly, initiating, soliciting, knowingly encouraging or facilitating (including by way of furnishing information) any inquiries regarding, or the making or submission of any proposal or offer that constitutes, or may reasonably be expected to lead to, any inquiry, proposal or offer from or by any other person (other than the parties to the Merger or their respective subsidiaries) relating to any direct or indirect acquisition (whether in a single transaction or a series of related transactions) of more than 15% in value of our assets, more than 15% of our outstanding common units or assets that generate more than 15% of our cash flow, net revenues or net income, any tender offer or exchange offer that, if consummated, would result in any such person beneficially owning (within the meaning of Rule 13d-3 under the Exchange Act) more than 15% of our outstanding equity securities, or any merger, consolidation, business combination, recapitalization, liquidation, dissolution or similar transaction involving us, other than the Merger. As a result of these provisions in the Merger Agreement, we may lose opportunities to enter into more favorable transactions.
Western Refining is interested only in acquiring our outstanding publicly held common units and is not interested in selling the NTI equity interests held by Western Refining and its subsidiaries or their interest in NTI GP. Therefore, even if a proposal or offer to acquire the assets or equity interests of NTI were to materialize, Western Refining, which owns approximately 38.3% of our common units outstanding, would likely decide not to vote or tender its NTI equity interests in favor of any such transaction and, through its indirect ownership of NTI GP, Western Refining would likely cause NTI GP to withhold its consent to any such transaction and recommend against approval of such transactions by NTI’s common unitholders.
We have also agreed to refrain from taking certain actions with respect to our business and financial affairs pending completion of the Merger or termination of the Merger Agreement. These restrictions and the non-solicitation provisions described above could be in effect for an extended period of time if completion of the Merger is delayed and the parties agree to extend the August 31, 2016 termination date.
In addition to the economic costs associated with pursuing a merger, NTI GP’s management continues to devote substantial time and other resources to the proposed transaction and related matters, which could limit our ability to pursue other attractive business opportunities, including potential joint ventures, standalone projects and other transactions. If we are unable to pursue such other attractive business opportunities, our growth prospects and the long-term strategic position of our business could be adversely affected.
Furthermore, the uncertainty surrounding the approval of the Merger proposal may adversely affect our ability to attract and retain qualified personnel. We operate in an industry that currently experiences a high level of competition among different companies for qualified and experienced personnel. The uncertainty relating to the possibility of the Merger may increase the risk that we could experience higher than normal rates of attrition or that we experience increased difficulty in attracting qualified personnel or incur higher expenses to do so. High levels of attrition among the management and employee personnel necessary to operate our business or difficulties or increased expense incurred to replace any personnel who leave, could materially adversely affect our business or results of operations.

If the Merger with Western Refining does not occur, we will not benefit from the expenses we have incurred in the pursuit of the Merger.
The Merger with Western Refining may not be completed. If the Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received by us. We currently expect to incur Merger-related expenses of approximately $3.5 million, consisting of independent advisory, legal and accounting fees, and financial printing and other related charges, much of which may be incurred even if the Merger is not completed. In addition, if the Merger Agreement is terminated under specified circumstances, we will be required to pay certain Merger-related expenses of Western Refining.
We may be subject to class action lawsuits relating to the Merger, which could materially adversely affect our business, financial condition and operating results.
Our directors and officers may be subject to class action lawsuits relating to the Merger and other additional lawsuits that may be filed. Such litigation is very common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.
One of the conditions to consummating the Merger is that no injunction or other order prohibiting or otherwise preventing the consummation of the Merger Transactions shall have been issued by any court or governmental entity of competent jurisdiction in the United States. Consequently, if any lawsuit is filed challenging the Merger and is successful in obtaining an injunction preventing the parties to the Merger Agreement from consummating the Merger, such injunction may prevent the Merger from being completed in the expected timeframe, or at all.
Failure to complete, or significant delays in completing, the Merger with Western Refining could negatively affect the trading prices of our common units and our future business and financial results.
Completion of the Merger is not assured and is subject to risks, including the risks that approval of the Merger by our common unitholders is not obtained or that other closing conditions are not satisfied. If the Merger is not completed, or if there are significant delays in completing the Merger, the trading prices of our common units and our future business and financial results could be negatively affected, and we will be subject to several risks, including the following:

•	we may be liable for damages to Western Refining under the terms and conditions of the Merger Agreement;

•
negative reactions from the financial markets, including declines in the prices of our common units due to the fact that current prices may reflect a market assumption that the Merger will be completed;

•	having to pay certain significant costs relating to the Merger; and

•	the attention of our management will have been diverted to the Merger rather than our own operations and pursuit of other opportunities that could have been beneficial to us.
The Merger with Western Refining is a taxable transaction and the resulting tax liability of an NTI unitholder, if any, will depend on each such NTI unitholder’s particular situation.
The receipt of Western Refining common stock, cash or a combination of Western Refining common stock and cash as Merger consideration in exchange for our common units in the Merger will be treated as a taxable sale by such common unitholders of such common units for U.S. federal income tax purposes. The amount of gain or loss recognized by each unitholder in the Merger will vary depending on each unitholder’s particular situation, including the value of the Western Refining common stock and/or amount of cash received by each unitholder as Merger consideration in the Merger, the adjusted tax basis of the common units exchanged by each unitholder in the Merger, and the amount of any suspended passive losses that may be available to a particular unitholder to offset a portion of the gain recognized by the unitholder.
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
We do not have the same flexibility as other types of organizations to accumulate cash to protect against illiquidity in the future.
Unlike a corporation, our policy is to distribute all available cash generated each quarter. Accordingly, if we were to experience a liquidity problem in the future, we may be unable to borrow or issue letters of credit under our ABL Facility or we may have difficulty satisfying our debt obligations.
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
A component of our growth strategy is to selectively consider accretive acquisitions within the refining industry and retail market based on sustainable performance of the targeted assets through the refining cycle, access to advantageous crude oil supplies, attractive demand and supply market fundamentals, access to distribution and logistics infrastructure and potential operating synergies. Our ability to do so will be dependent upon a number of factors, including our ability to identify acceptable acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired assets and obtain financing to fund acquisitions and to support our growth, and many other factors beyond our control. Risks associated with acquisitions include those relating to:

•	diversion of management time and attention from our existing business;

•	challenges in managing the increased scope, geographic diversity and complexity of operations;

•	difficulties in integrating the financial, technological and management standards, processes, procedures and controls of an acquired business with those of our existing operations;

•	liability for known or unknown environmental conditions or other contingent liabilities not covered by indemnification or insurance;

•	greater than anticipated expenditures required for compliance with environmental, safety or other regulatory standards or for investments to improve operating results;

•	incorrect assumptions about the overall costs of equity and debt;

•	our inability to offer competitive terms to our franchisees to grow our franchise business;

•	difficulties in achieving anticipated operational improvements; and

•	incurrence of additional indebtedness to finance acquisitions or capital expenditures relating to acquired assets.
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
We cannot predict the extent to which additional environmental, health and safety legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to our operations. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. For example, in September 2012, the EPA published final amendments to the NSPS for petroleum refineries. These amendments include standards for emissions of nitrogen oxides from process heaters and work practice standards and monitoring requirements for flares. To comply with the amendments, we have installed and operate a continuous emissions monitoring system for nitrogen oxides on a process heater. We will be completing installation and will operate additional instrumentation on our flare. In 2015, we spent $0.7 million for the flare monitoring. In March 2014, the EPA finalized new "Tier 3" motor vehicle emission and fuel standards. The final regulation requires that gasoline contain no more than 10 parts per million of sulfur on an annual average basis by January 1, 2017. To date, compliance with the new standard has not had a material financial impact on our operations, nor has it required any material capital expenditures. However, there is no guarantee that our current assessments are correct, and we may at some point in the future be required to make significant capital expenditures and/or incur materially increased operating costs in order to comply with the new standards. Also, in June 2014, the EPA issued a proposed rule seeking to impose additional emission control requirements on storage tanks, flares and coking units at petroleum refineries and fenceline emission monitoring requirements. In addition, various states have proposed and/or enacted low carbon fuel standards (“LCFS”) intended to reduce carbon intensity in transportation fuels. In addition, in 2010 the President’s administration issued social cost of carbon (“SCC”) estimates used by the EPA and other federal agencies in regulatory cost-benefit analyses to take into account alleged broad economic consequences associated with changes to emissions of GHGs, which estimates were increased in 2013. While the impacts of LCFS and higher SCC in future regulations is not known at this time, either of these may result in increased costs to our operations. Expenditures or costs for environmental, health and safety compliance could have a material adverse effect on our results of operations, financial condition and profitability and, as a result, our ability to make distributions.
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
If we were treated as a corporation for U.S. federal income tax purposes for any taxable year, we would pay U.S. federal income tax on our taxable income at the corporate tax rates, currently at a maximum rate of 35%, and would likely pay state income tax at varying rates. Because a tax would be imposed on us as a corporation, our ability to make distributions would be substantially reduced.
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
In the future, we may incur significant indebtedness in order to make future acquisitions or to develop our properties. Our level of indebtedness could affect our operations in several ways, including the following:

•	a significant portion of our cash flows could be used to service our indebtedness;

•	a high level of debt could increase our vulnerability to general adverse economic and industry conditions;

•	the covenants contained in the agreements governing our outstanding indebtedness may limit our ability to borrow additional funds, dispose of assets, pay distributions and make certain investments;

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
Our refining and retail earnings, cash flows and liquidity from operations depend primarily on the margin above operating expenses (including the cost of refinery feedstocks, such as crude oil and natural gas liquids that are processed and blended into refined products) at which we are able to sell refined products. Refining is primarily a margin-based business and, to increase earnings, it is important to maximize the yields of high value finished products while minimizing the costs of feedstock and operating expenses. When the margin between refined product prices and crude oil and other feedstock costs contracts, our earnings and cash flows are negatively affected. Refining margins historically have been volatile, and are likely to continue to be volatile, as a result of a variety of factors, including fluctuations in the prices of crude oil, other feedstocks, refined products and fuel and utility services. For example, from January 2005 to December 2015, the price for NYMEX WTI crude oil fluctuated between $30.28 and $145.31 per barrel, while the price for U.S. Gulf Coast conventional gasoline fluctuated between $33.52 per barrel and $204.67 per barrel. While an increase or decrease in the price of crude oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products. The effect of changes in crude oil prices on our refining margins therefore depends in part on how quickly and how fully refined product prices adjust to reflect these changes.
In addition, the nature of our business requires us to maintain substantial inventories. Because feedstock and refined products are commodities, we have no control over the changing market value of these inventories. Our feedstock and refined product inventories are valued at the lower of cost or market value under the last-in, first-out (“LIFO”) inventory cost flow methodology. If the market value of our feedstock and refined product inventories were to decline to an amount less than our LIFO cost, we would record a write-down of inventory and a non-cash charge to cost of sales. For example, we recorded non-cash charges of $60.8 million and $73.6 million to cost of sales in 2015 and 2014, respectively, in order to record our LIFO inventory at the lower of cost or market.
Prices of crude oil, other feedstocks and refined products depend on numerous factors beyond our control, including the supply of and demand for crude oil, other feedstocks, gasoline, diesel, asphalt and other refined products. Such supply and demand are affected by, among other things:

•	changes in global and local economic conditions;

•	domestic and foreign demand for fuel products, especially in the United States, China and India;

•	worldwide political conditions, particularly in significant oil producing regions such as the Middle East, West Africa and Latin America;

•	political and geopolitical instability or armed conflict in oil producing regions;

•	the level of foreign and domestic production of crude oil and refined products and the volume of crude oil, feedstock and refined products imported into the United States;

•	availability of and access to transportation infrastructure;

•	utilization rates of United States refineries;

•	government regulations, including legislation affecting the exportation of domestic crude oil;

•	the ability of the members of the Organization of Petroleum Exporting Countries to influence oil prices and maintain production controls;

•	product pipeline capacity, which could increase supply in certain of our service areas and therefore reduce our margins;

•	development and marketing of alternative and competing fuels;

•	commodities speculation;

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
Our direct operating expense structure also impacts our earnings. Our major direct operating expenses include employee and contract labor, maintenance and energy costs. Our predominant variable direct operating cost is energy, which is comprised primarily of fuel and other utility services. The volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our refinery and other operations affect our operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets. Natural gas prices have historically been volatile and, typically, electricity prices fluctuate with natural gas prices. Future increases in fuel and utility prices may have a negative effect on our earnings and cash flows. Fuel and other utility expenses constituted approximately 13.4% and 17.0% and 14.9% of our total direct operating expenses for the years ended December 31, 2015, 2014 and 2013, respectively.
Volatility in refined product prices also affects our borrowing base under our ABL Facility. A decline in prices of our refined products and/or crude oil reduces the value of our inventory collateral, which, in turn, may reduce the amount available for us to borrow under our ABL Facility.
Our results of operations are affected by crude oil differentials, which may fluctuate substantially.
Our results of operations are affected by crude oil differentials, which may fluctuate substantially. Since 2010, refined product prices have been more correlated to prices of Brent than to NYMEX WTI, the traditional U.S. crude oil benchmark, as the discount to which a barrel of NYMEX WTI traded relative to a barrel of Brent had widened significantly from historical levels. This differential has also been very volatile as a result of various continuing geopolitical events as well as logistical and infrastructure constraints to move crude oil from Cushing, Oklahoma to the U.S. Gulf Coast. The lifting of the U.S. crude oil export ban in December 2015 may create additional volatility in crude oil differentials, especially as logistics infrastructure is built out in the future. Between December 1, 2010 and December 31, 2015, the difference at which a barrel of NYMEX WTI traded relative to a barrel of Brent decreased from a discount of $2.12 to a discount of $0.24 and ranged from a premium of $0.21 to a discount of $26.88 during this period. The widening of this price differential benefited refineries, such as ours, that are capable of sourcing and utilizing crude oil that is priced more in line with NYMEX WTI. The refinery not only realized relatively lower feedstock costs but also was able to sell refined products at prices that had been pushed upward by higher Brent prices. A significant narrowing of this differential may have a material adverse effect on our results of operations and ability to pay distributions to our unitholders.
The dangers inherent in our operations could cause disruptions and could expose us to potentially significant losses, costs or liabilities and reduce our liquidity. We are particularly vulnerable to disruptions in our operations because all of our refining operations are conducted at a single facility.
Our operations are subject to significant hazards and risks inherent in refining operations and in transporting and storing crude oil, intermediate products and refined products. These hazards and risks include, but are not limited to, natural disasters, weather-related disruptions, fires, explosions, pipeline ruptures and spills, third party interference, disruptions in deliveries of natural gas or electricity and mechanical failure of equipment at our or third party facilities, any of which could result in production and distribution difficulties and disruptions, pollution (such as oil spills, etc.), personal injury or wrongful death claims or other damage to our properties and the property of others. Scheduled and unscheduled maintenance, repairs or turnarounds may last longer or cost more than anticipated.
Many of our processing units have been in operation for a long time. There is also risk of mechanical failure or shutdowns of our or third party equipment both in the normal course of operations and following unforeseen events. In such situations, undamaged refinery processing units may be dependent on, or interact with, damaged process units and, accordingly, are also subject to being shut down. In the case of such a shutdown, the refinery must initiate a standard start-up process, and such process typically lasts several days or longer. Because all of our refining operations are conducted at a single refinery, any of such events at our refinery could significantly disrupt our production and distribution of refined products, including the supply of our refined products to our convenience stores, which receive substantially all of their supply of gasoline and diesel from the refinery. Any disruption in our ability to supply our convenience stores would increase the cost of purchasing refined products for our retail business.
Because of the significance to us of our refining operations, the occurrence of any of the events described above could have a material adverse effect on our business, financial condition, results of operations and cash flows and, as a result, our ability to make distributions.
We are subject to interruptions of supply and distribution as a result of our reliance on pipelines for transportation of crude oil, blendstocks and refined products.
Our refinery receives most of its crude oil and delivers a portion of its refined products through pipelines. The Minnesota Pipeline system is the primary supply route for crude oil and has transported substantially all of the crude oil used at our refinery. Because we have only a minority equity interest in the Minnesota Pipeline, we do not have full control over the performance or operation of the pipeline. We also ship crude oil to our refinery along the Enbridge Pipeline systems, which may have capacity constraints, and deliver crude oil from our Cottage Grove storage facility to the refinery through pipelines we operate. In addition, we distribute a portion of our transportation fuels, and/or transport blendstocks or other products, through pipelines owned and operated by Magellan, including the Aranco Pipeline, which Magellan currently leases from us. Certain of these pipelines require rights-of-way which must be renewed periodically. We could experience an interruption of supply or delivery, or an increased cost of receiving crude oil and delivering refined products to market, if the ability of any of these pipelines to transport crude oil, blendstocks or refined products is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, other third party action or any of the types of events described in the preceding risk factor. For example, if the Minnesota Pipeline system experiences a disruption, such disruption could impact our ability to receive the crude oil we need to run our refinery, or could result in an increase in the cost of crude oil and therefore lower refining margins.
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
Approximately 185 of our employees associated with the operations of our refining business are covered by a collective bargaining agreement. During January 2014, we entered into a new collective bargaining agreement with our unionized refining employees that expires in December 2016. In addition, 25 of our employees associated with the operations of our retail business are covered by a collective bargaining agreement that expires in August 2017. We may not be able to renegotiate our collective bargaining agreements on satisfactory terms or at all when such agreements expire. A failure to do so may increase our costs associated with our workforce. Other employees of ours who are not presently represented by a union may become so represented in the future as well. In 2006, the unionized refinery employees conducted a strike when Marathon sought to revise certain working terms and conditions. Another work stoppage resulting from, among other things, a dispute over a term or condition of a collective bargaining agreement that covers employees who work at our refinery or in our retail business, could cause disruptions in our business and negatively impact our results of operations and ability to make distributions.
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
The EPA has determined that the emissions of carbon dioxide, methane and other GHGs endanger public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the federal Clean Air Act (“CAA”). The EPA adopted two sets of rules regulating GHG emissions under the CAA, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which requires preconstruction and operating permits for GHG emissions from certain large stationary sources under certain circumstances. The EPA has also implemented rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, on an annual basis. Additionally, in December 2010, the EPA reached a settlement agreement with numerous parties pursuant to which it agreed to promulgate NSPS for GHG emissions from petroleum refineries by December 2011. To date, however, the EPA has not proposed the NSPS for GHG emissions from petroleum refineries, and we cannot predict the requirements of these rules. We may be required to make significant capital expenditures and/or incur materially increased operating costs to comply with the rules and regulations related to the emission of GHGs.
In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs. These cap and trade programs generally work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries, to acquire and on an annual basis surrender emission allowances. The number of allowances available for purchase is reduced over time in an effort to achieve the overall GHG emission reduction goal. In addition, Minnesota is a participant in the Midwest Regional GHG Reduction Accord, a non-binding resolution that could lead to the creation of a regional GHG cap-and-trade program if the Minnesota legislature and the legislatures of other participating states enact implementing legislation. Though the participating states and province are not currently pursuing this commitment, similar state or regional initiatives may be pursued in the future. On the international level, on December 12, 2015, 195 nations, including the U.S., finalized the text of an international climate change accord in Paris, France (the “Paris Agreement”). The Paris Agreement calls for countries to set their own GHG emissions targets, make these emissions targets more stringent over time and be transparent about the GHG emissions reporting and the measures each country will use to achieve its GHG emissions targets.
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
Pursuant to the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, the EPA has issued RFS implementing mandates to blend renewable fuels into petroleum fuels produced and sold in the United States. We are subject to the RFS, which requires obligated parties to blend renewable fuels, such as ethanol, into petroleum fuels sold in the United States. A RIN is generated for each gallon of renewable fuel produced under the RFS. At the end of each year, obligated parties must surrender sufficient RINs to meet their renewable fuel obligations under the RFS. The obligated volume increases annually over time until 2022. The obligation for our refineries is met through a combination of blending renewable fuels and purchasing RINs from other parties. We must also purchase waiver credits for cellulosic biofuels from the EPA. Uncertainty surrounding RFS requirements in recent years has resulted in increased volatility in RIN prices. We cannot predict the future prices of RINs or waiver credits, but the costs to obtain the necessary number of RINs and waiver credits could be material.
In 2010 and 2011, the EPA issued partial waivers with conditions allowing a maximum of 15% ethanol to be used in certain vehicles. Future changes to existing laws and regulations could increase the minimum volumes of renewable fuels that must be blended with refined petroleum fuels. Because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products could displace an increasing volume of our refineries' product pool, potentially resulting in lower earnings and materially adversely affecting our ability to issue distributions to our unitholders.
Certain states, including Minnesota, have renewable fuel mandates that could further displace volume of a refinery's product pool. Minnesota law currently requires that all diesel sold in the state for use in internal combustion engines, with limited exceptions, must contain at least 10% biodiesel which may increase to 20% in 2018. Minnesota law also currently requires, with limited exceptions, that all gasoline sold or offered for sale in the state must contain the maximum amount of ethanol allowed under federal law for use in all gasoline powered motor vehicles.
If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA's RFS mandates, our business, financial condition and results of operations could be materially adversely affected.
Under the RFS, the volume of renewable fuels refineries are obligated to blend into their finished petroleum products is adjusted annually. We currently blend renewable fuels and purchase RINs on the open market, as well as waiver credits for cellulosic biofuels from the EPA, in order to comply with the RFS. Existing laws or regulations could change, and the minimum volumes of renewable fuels that must be blended with refined petroleum products may increase. In the future, we may be required to purchase additional RINs on the open market and waiver credits from the EPA in order to comply with the RFS.
During 2013, the price of RINs was very volatile as the EPA’s proposed renewable fuel volume mandates approached the "blend wall." The blend wall refers to the point at which refiners are required to blend more ethanol into the transportation fuel supply than can be supported by the demand for E10 gasoline (gasoline containing 10 percent ethanol by volume). In November 2013, the EPA published the annual renewable fuel percentage standards for 2014, which acknowledged the blend wall and were generally lower than the volumes for 2013 and lower than statutory mandates. The price of RINs decreased significantly after the 2014 percentage standards were published; however RIN prices remained volatile and increased subsequently in 2014. In November 2015, the EPA published final notice for RFS obligated volumes for 2014, 2015 and 2016 and Biomass-Based Diesel for 2017. The current standard for 2016 may cause the blend wall to again become an issue affecting the overall supply of RINs.
We cannot predict the future prices of RINs or waiver credits. The cost of RINs is dependent upon a variety of factors, which include EPA regulations, the availability of RINs for purchase, the price at which RINs can be purchased, transportation fuel production levels, the mix of our petroleum products, as well as the fuel blending performed at our refineries, all of which can vary significantly from quarter to quarter. Additionally, because we do not produce renewable fuels, increasing the volume of renewable fuels that must be blended into our products could displace an increasing volume of our refineries' product pool, potentially resulting in lower earning and materially adversely affecting our ability to make distributions to our unitholders. If sufficient RINs are unavailable for purchase or if we have to pay a significantly higher price for RINs, or if we are otherwise unable to meet the EPA's RFS mandates, our business, financial condition and results of operations and ability to make distributions could be materially adversely affected.

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
Some of our operations are conducted with counterparties, which may decrease our ability to manage risks associated with those operations.
We sometimes enter into arrangements to conduct certain business operations, such as pipeline transportation, with counterparties in order to share risks associated with those operations. However, these arrangements may also decrease our ability to manage risks and costs associated with those operations, particularly where we are not the operator. We could have limited influence over and control of the behaviors and performance of these operations. This could affect our operational performance, financial position and reputation.
We own 17% of the outstanding common interests of MPL and 17% of the outstanding preferred shares of MPL Investments, which owns 100% of the preferred units of MPL. MPL owns the Minnesota Pipeline, a crude oil pipeline system in Minnesota that transports crude oil to the Twin Cities area and which consistently transports most of our crude oil input. The remaining interests in MPL are held by a subsidiary of Koch Industries, Inc., which operates the system and is an affiliate of the only other refinery owner in Minnesota, with a 74.16% interest, and TROF Inc., with an 8.84% interest. For more information about the economic effect of our investments in MPL and MPL Investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” and “Results of Operations.” Because our investments in MPL and MPL Investments are limited, we do not have full control over or control of the performance of MPL’s operations, which could impact our operational performance, financial position and reputation.
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
Our suppliers source a substantial amount of our crude oil from the Bakken Shale of North Dakota. As a result, we may be exposed to the impact of delays or interruptions of supply from that region caused by transportation capacity constraints, curtailment of production due to operational or commodity market conditions including prolonged low crude oil prices and related production, among others, unavailability of equipment, facilities, personnel or services, significant governmental regulation, natural disasters, adverse weather conditions, plant closures for scheduled maintenance or interruption of transportation of oil or natural gas produced from the wells in that area. Prolonged periods of low crude oil prices could impact production growth of inland crude oil, which could reduce the amount of cost advantaged crude oil available and/or the discount of such crude oil and thereby impact profitability of our refinery. We currently have no commercially viable alternatives for crude oil.
Our commodity derivative contracts may limit our potential gains, exacerbate potential losses and involve other risks.
We may enter into commodity derivatives contracts to mitigate our crack spread risk with respect to a portion of our expected gasoline and diesel production. We enter into these arrangements with the intent to secure a minimum fixed cash flow stream on the volume of products hedged during the hedge term. However, our hedging arrangements may fail to fully achieve these objectives for a variety of reasons, including our failure to have adequate hedging contracts, if any, in effect at any particular time and the failure of our hedging arrangements to produce the anticipated results. We may not be able to procure adequate hedging arrangements due to a variety of factors. Moreover, while intended to reduce the adverse effects of fluctuations in crude oil and refined product prices, such transactions may limit our ability to benefit from favorable changes. In addition, our hedging activities may expose us to the risk of financial loss in certain circumstances, including instances in which:

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
In addition, these risk mitigation activities involve basis risk. Basis risk in a hedging arrangement occurs when the price of the commodity we hedge is more or less variable than the index upon which the hedged commodity is based, thereby making price movements of the hedge potentially different from price movements on the commodity being hedged. For example, a NYMEX index used for hedging certain volumes of crude oil or refined products may have more or less variability than the cost or price for such crude oil or refined products. We currently have no plans to hedge the basis risk inherent in our derivatives contracts.

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
New derivatives regulations could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price and other risks associated with our business or the price of commodities more generally.
We use derivative instruments to manage our commodity price risk. New regulations, including those adopted pursuant to the Dodd-Frank Act, establish federal oversight and regulation of the market for certain derivatives, including those termed “swaps,” and entities, such as ours, that participate in that market.
Of particular importance to us, the Commodity Futures Trading Commission (“CFTC”) has the authority, under certain findings, to establish position limits for certain futures, options on futures and swap contracts. Certain bona fide hedging transactions or positions would be exempt from these position limits. In 2011, the CFTC adopted position limit rules that were subsequently vacated by the U.S. District Court for the District of Columbia. Starting in November 2013, the CFTC has, through a series of actions, re-proposed position limit rules. The timing of adoption and implementation of these proposed rules and their applicability to and impact on our ability to cost-effectively hedge our commodity risks remain unclear.
The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivatives activities. While there are exceptions from the margin, clearing and trade execution requirements that have been implemented to date for commercial end users of swaps like us, whether we choose to use these exceptions for all transactions remains uncertain at this time. The Dodd-Frank Act and its implementing regulations have also required some of the counterparties to our swaps to register with the CFTC and become subject to substantial regulation.
These requirements could significantly increase the cost of some commodity derivative contracts, materially alter the terms of some commodity derivative contracts, reduce the availability of some derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing commodity derivative contracts and potentially increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and any new regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to make distributions or plan for and fund capital expenditures. Increased volatility may make us less attractive to certain types of investors. Our revenues could also be adversely affected if a consequence of the legislation and regulations is to lower commodity prices.
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
Eby-Brown is a wholesale grocer that has been the primary supplier of general merchandise, including most tobacco and grocery items, for all our retail stores since 1993. For each of the years ended December 31, 2015, 2014 and 2013, our retail business purchased approximately 74% of its convenience store inside merchandise requirements from Eby-Brown. Our retail business also purchases a variety of merchandise, including soda, beer, bread, dairy products, ice cream and snack foods, directly from a number of manufacturers and their wholesalers. A change of merchandise suppliers, a disruption in merchandise supply or a significant change in our relationship with Eby-Brown could have a material adverse effect on our retail business and results of operations. In addition, our retail business is impacted by the availability of trade credit to fund merchandise purchases. Any material changes in the payments terms, including payment discounts, or availability of trade credit provided by our merchandise suppliers could adversely affect our liquidity or results of operations and, as a result, our ability to make distributions.

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
The board of directors of our general partner adopted a distribution policy pursuant to which we will distribute an amount equal to the available cash we generate each quarter. However, the board may change such policy at any time at its discretion and could elect not to pay distributions for one or more quarters. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Our Distribution Policy” and Note 21, Proposed Merger Transaction, in the Notes to Consolidated Financial Statements included in this annual report for additional information on this transaction.
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
Our general partner is responsible for managing us. Although our general partner has fiduciary duties to manage us in a manner that it believes is in our best interests, the fiduciary duties are specifically limited by the express terms of our partnership agreement, and the directors and officers of our general partner also have fiduciary duties to manage our general partner in a manner beneficial to Western Refining, which indirectly owns our general partner. The interests of Western Refining, including with respect to NTI's merger with Western Refining, may differ from, or conflict with, the interests of our unitholders. In resolving these conflicts, our general partner may favor its own interests or the interests of its owners over our interests and those of our unitholders.
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
Our general partner may only be removed by a vote of the holders of at least two-thirds of the outstanding units, including any units owned by our general partner and its affiliates (including NT InterHoldCo LLC). NT InterHoldCo LLC owns approximately 38.3% of our common units, which means holders of common units are not able to remove the general partner without the consent of NT InterHoldCo LLC.
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
Our unit price could fluctuate.
The market price of our common units may be influenced by many factors including:

•	our operating and financial performance;

•	quarterly variations in our financial indicators, such as net earnings (loss) per unit, net earnings (loss) and revenues;

•	the amount of distributions we make and our earnings or those of other companies in our industry or other publicly traded partnerships;

•	strategic actions by our competitors;

•	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;

•	speculation in the press or investment community;

•	the proposed Merger with Western Refining;

•	sales of our common units by us or other unitholders, or the perception that such sales may occur;

•	changes in accounting principles;

•	additions or departures of key management personnel;

•	actions by our unitholders;

•	the possibility that the Merger with Western Refining is consummated in a timely manner or at all;

•	general market conditions, including fluctuations in commodity prices; and

•	domestic and international economic, legal and regulatory factors unrelated to our performance.
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

As of February 19, 2016, there were 93,073,337 units outstanding. 18,687,500 common units were sold to the public in our IPO, 12,305,000 were sold by NT Holdings in a secondary offering in January 2013, 13,800,000 common units were sold by NT Holdings in a secondary offering in April 2013, 11,500,000, were sold by NT Holdings in a secondary offering in August 2013, an aggregate of 35,622,500 common units are owned by NT InterHoldCo LLC and the remainder have been awarded to our employees and directors through our Long-Term Incentive Plan. The common units sold in our IPO and the three secondary offerings are freely transferable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), by persons other than “affiliates,” as that term is defined in Rule 144 under the Securities Act.
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
As a result of these exemptions, our general partner’s board of directors is not, and is not required to be, comprised of a majority of independent directors and our general partner’s compensation committee and nominating and governance committee is not, and is not required to be, comprised entirely of independent directors. Accordingly, unitholders will not have the same protections afforded to equity holders of companies that are subject to all of the corporate governance requirements of the NYSE. See “Item 10. Directors, Executive Officers and Corporation Governance.”
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, a proposal in the Fiscal Year 2016 Budget had recommended that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing federal income tax laws that affect publicly traded partnerships. If successful, this proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
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
We will be considered to have terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. NT InterHoldCo LLC owns approximately 38.3% of the total interests in our capital and profits. Therefore, a transfer by NT InterHoldCo LLC of all or a portion of its interest in us could, in conjunction with the trading of common units held by the public, result in a termination of our partnership for federal income tax purposes. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest are counted only once.
Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders receiving two Schedules K-1) for one calendar year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in such unitholder’s taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine in a timely manner that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, the partnership may be permitted to provide only a single Schedule K-1 to its unitholders for the tax year in which the termination occurs. During the year ended December 31, 2013, we had three technical terminations of our partnership. No technical terminations occurred during the year ended December 31, 2015.
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
Item 3. Legal Proceedings.
Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations, and claims asserted against us, we are not currently a party to any legal proceedings that, if determined adversely against us, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows. Marathon, however, may be party to certain investigations and claims arising in the ordinary course of conducting the business relating to the assets we acquired from Marathon, including certain environmental claims. For a discussion of certain environmental settlements and consent decrees relating to the assets we acquired from Marathon, see “Item 1. Business—Environmental Regulations.” While the outcome of any such investigations and claims against Marathon cannot be predicted with certainty, we do not expect these matters to have a material adverse impact on our business, results of operations, cash flows or financial condition. We have not assumed any liabilities arising out of any such investigations or claims against Marathon. Marathon also has indemnification obligations to us pursuant to the agreements entered into in connection with the Marathon Acquisition. Marathon’s indemnification obligation resulting from any breach of representations and warranties generally are limited by an indemnification deductible of $25 million and an indemnification ceiling of $100 million and are guaranteed by Marathon Petroleum. In addition, from time to time, we are involved in lawsuits, investigations and claims arising out of our operations in the ordinary course of business. See Note 18 in the Notes to the Consolidated Financial Statements included in this annual report for additional information relating to legal matters.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity and Related Unitholder Matters.
Our common units are listed on the New York Stock Exchange under the symbol “NTI.” As of February 19, 2016, we had issued and outstanding 93,073,337 common units, which were held of record by 62 unitholders. The following table sets forth the range of high and low sales prices of the common units on the New York Stock Exchange, as well as cash distributions paid per common unit for the periods indicated.

	Common Unit Price Ranges		Cash Distributions per Common Unit(1)
Quarter Ended	High	Low
December 31, 2015	$29.03	$22.79	$0.38
September 30, 2015	$27.87	$22.15	$1.04
June 30, 2015	$26.94	$23.69	$1.19
March 31, 2015	$26.62	$19.77	$1.08

December 31, 2014	$27.34	$20.51	$0.49
September 30, 2014	$27.49	$22.25	$1.00
June 30, 2014	$29.60	$24.66	$0.53
March 31, 2014	$27.69	$23.30	$0.77

(1)	Distributions are shown for the quarter in which they were generated.
Cash Distribution Policy
We generally expect within 60 days after the end of each quarter to make distributions, if any, to unitholders of record as of the applicable record date. The board of directors of our general partner adopted a policy pursuant to which distributions for each quarter, if any, will equal the amount of available cash we, if any, generate in such quarter. Distributions on our units will be in cash. Available cash for each quarter, if any, will be determined by the board of directors of our general partner following the end of such quarter. Distributions are expected to be based on the amount of available cash generated in such quarter. Available cash for each quarter will generally equal our cash flow from operations for the quarter, excluding working capital changes, less cash required for maintenance, regulatory, and previously approved organic growth capital expenditures, reimbursement of expenses incurred by our general partner and its affiliates, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, including reserves for turnaround and related expenses, working capital, and organic growth projects. Such a decision by the board of directors may have an adverse impact on the available cash in the quarter(s) in which the reserves are withheld and a corresponding mitigating impact on the future quarter(s) in which the reserves are utilized. Actual turnaround and related expenses and capital expenditures for organic growth projects will be funded with cash reserves or borrowings under the ABL Facility. We may also choose to fund organic growth via issuance of debt or equity securities or borrowings under the ABL Facility. We do not intend to maintain excess distribution coverage or reserve cash for the purpose of maintaining stability or growth in our quarterly distribution. We do not intend to incur debt to pay quarterly distributions. We expect to finance substantially all of our external growth, either by issuances of debt or equity securities, or through borrowings under the ABL Facility.
Because our policy will be to distribute an amount equal to the available cash, if any, we generate each quarter, our unitholders will have direct exposure to fluctuations in the amount of cash generated by our business. The amount of quarterly distributions, if any, will vary based on operating cash flow during such quarter. As a result, quarterly distributions, if any, will not be stable and will vary from quarter to quarter as a direct result of variations in, among other factors, (i) operating performance, (ii) cash flows caused by, among other things, fluctuations in the prices of crude oil and other feedstocks and the prices received for finished products, (iii) working capital requirements, including inventory fluctuations, (iv) maintenance and regulatory capital expenditures, (v) organic growth capital expenditures less any amounts we may choose to fund with borrowings from our ABL Facility or by issuance of debt or equity securities and (vi) cash reserves deemed necessary or appropriate by the board of directors of our general partner. Such variations in the amount of the quarterly distributions may be significant. Unlike most publicly traded partnerships, we do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. The board of directors of our general partner may change the foregoing distribution policy at any time. Our partnership agreement does not require us to pay distributions to our unitholders on a quarterly or other basis.

Notwithstanding our distribution policy, certain provisions of the indenture governing our 2020 Secured Notes and our ABL Facility may restrict the ability of Northern Tier Energy LLC, our operating subsidiary, to distribute cash to us. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Our Indebtedness.”
Unregistered Sales of Equity Securities
None.

Item 6. Selected Financial Data.
Set forth below is our summary historical consolidated financial data for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. This information may not be indicative of our future results of operations, financial position and cash flows and should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” presented elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(in millions)	2015	2014	2013	2012	2011
Consolidated and combined statements of operations data
Revenue	$3,405.0	$5,556.0	$4,979.2	$4,653.9	$4,280.8
Costs, expenses and other:
Cost of sales (a)	2,613.5	4,835.9	4,284.2	3,586.6	3,515.4
Direct operating expenses	297.8	288.8	262.4	254.1	257.9
Turnaround and related expenses	10.6	14.9	73.3	26.1	22.6
Depreciation and amortization	44.0	41.9	38.1	33.2	29.5
Selling, general and administrative expenses	82.9	87.8	85.8	88.3	88.7
Reorganization and related costs	—	12.9	3.1	1.4	7.4
Merger-related expenses	2.5	—	—	—	—
Contingent consideration loss (income)	—	—	—	104.3	(55.8)
Income from equity method investment	(14.8)	(2.2)	(10.0)	(12.3)	(5.7)
Other (income) loss, net	0.4	0.7	(3.8)	2.9	1.2
Operating income	368.1	275.3	246.1	569.3	419.6
Gains (losses) from derivative activities (a)	—	—	16.1	(269.7)	(349.2)
Interest expense, net	(28.7)	(26.6)	(26.9)	(42.2)	(42.1)
Loss on early extinguishment of debt	—	—	—	(50.0)	—
Income before income taxes	339.4	248.7	235.3	207.4	28.3
Income tax provision	(8.4)	(7.1)	(4.2)	(9.8)	—
Net income	$331.0	$241.6	$231.1	$197.6	$28.3
Earnings per common diluted unit (b)	$3.56	$2.61	$2.51	$1.38
Distributions declared per common unit	$3.80	$2.71	$3.49	$1.48

(a) Realized and unrealized gains and losses on derivatives not related to crack spread hedges have been reclassified from gains (losses) from derivative activities to cost of sales for all periods.
(b) For 2012 the calculation, net income available to common unitholders excludes earnings attributable to the period prior to our IPO date of July 31, 2012.

	Year Ended December 31,
(in millions)	2015	2014	2013	2012	2011
Consolidated and combined statements of cash flow data
Cash provided by (used in):
Operating activities	$407.1	$219.6	$229.8	$308.5	$209.3
Investing activities	(71.8)	(39.5)	(95.5)	(28.7)	(156.3)
Financing activities	(352.3)	(178.0)	(321.4)	(130.4)	(2.3)
Capital expenditures	(71.8)	(44.8)	(96.6)	(30.9)	(45.9)

	December 31,
(in millions)	2015	2014	2013	2012	2011
Consolidated and combined balance sheet data
Cash and cash equivalents	$70.9	$87.9	$85.8	$272.9	$123.5
Total assets	1,137.3	1,164.9	1,104.4	1,120.9	976.1
Capital lease obligations	11.1	8.6	8.4	7.5	11.9
Total long-term debt	342.0	340.1	263.4	261.7	267.3
Total liabilities	744.2	761.2	703.3	637.1	663.9
Total equity	393.1	403.7	401.1	483.8	312.2

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
Overview
We are an independent downstream energy limited partnership with refining, retail and logistics operations that serves the PADD II region of the United States. We operate our assets in two business segments: the refining business and the retail business. For the year ended December 31, 2015, we had total revenues of $3.4 billion, operating income of $368.1 million, net income of $331.0 million and Adjusted EBITDA of $499.2 million. A definition and reconciliation of Adjusted EBITDA to net income is included herein under the caption “Adjusted EBITDA.”
Partnership Structure and Management
In July 2012, NTE LP was formed as a Delaware limited partnership by NT Holdings. Our non-economic general partner interest is held by Northern Tier Energy GP LLC, a Delaware limited liability company. References to our “general partner,” or "NTE GP," as the context requires, include only Northern Tier Energy GP LLC. Our operations are conducted directly and indirectly through our primary operating subsidiaries. On July 31, 2012, we completed our IPO of 18,687,500 common units, representing an approximate 20.3% ownership interest in the Partnership. In exchange for contributing all of the interests in our operating subsidiaries, NT Holdings received 57,282,000 common units and 18,383,000 PIK common units. In November 2012, the PIK common units converted to common units. Through the IPO and a series of secondary offerings during 2013, NT Holdings sold 40,042,500 of its common units in NTE LP. In November, 2013, NT Holdings formed a new subsidiary, NT InterHoldCo LLC, and contributed its remaining 35,622,500 common units of NTE LP and its ownership rights in Northern Tier Energy GP LLC, the non-economic general partner of NTE LP, to NT InterHoldCo LLC. Subsequent to the contribution, NT Holdings sold NT InterHoldCo LLC to Western Refining.
We have engaged in several types of transactions with Western Refining including crude and feedstock purchases, asphalt purchases, finished product purchases and railcar leases. Additionally, we are party to a shared services agreement with Western Refining and Western Refining Logistics, LP whereby we both receive and provide administrative support services. The shared services agreement was effective as of September 1, 2014, and was approved by the Conflicts Committee of the board of directors of NTE LP's general partner. On May 4, 2015, Western Refining Logistics, LP joined as a party to this agreement. The services covered by the shared services agreement include assistance with treasury, risk management and commercial operations, environmental compliance, information technology support, internal audit and legal. See Note 3 in the Notes to the Consolidated Financial Statements.
Proposed Merger with Western Refining
We and our general partner entered into an Agreement and Plan of Merger dated as of December 21, 2015 with Western Refining and Western Acquisition Co, LLC, pursuant to which Western Refining will acquire all of NTI’s outstanding common units not already held by Western Refining. Each of the outstanding NTI common units held by unitholders other than Western Refining (the “NTI Public Unitholders”) will be converted into the right to receive, subject to election by the NTI Public Unitholders and proration, (i) $15.00 in cash without interest and 0.2986 of a share of Western Refining common stock (ii) $26.06 in cash without interest or (iii) 0.7036 of a share of Western Refining common stock. The Merger is expected to close in the first half of 2016, pending the satisfaction of certain customary conditions and the approval of the Merger at a special meeting of NTI unitholders by the affirmative vote of holders of a majority of the outstanding NTI common units (including the NTI common units held by Western Refining). The transaction is expected to result in approximately 17.1 million additional shares of WNR common stock outstanding. Upon completion of the transaction, NTI will continue to exist as a limited partnership and will become a wholly-owned limited partnership subsidiary of WNR. See Note 21, Proposed Merger Transaction, in the Notes to Consolidated Financial Statements included in this annual report for additional information on this transaction.
Refining Business
Our refining business primarily consists of a 97,800 bpsd refinery located in St. Paul Park, Minnesota. We are one of only two refineries in Minnesota and one of five refineries in the Upper Great Plains area within the PADD II region. Our refinery’s complexity allows us to process a variety of light, heavy, sweet and sour crudes, many of which have historically priced at a discount to the NYMEX WTI price benchmark, meaning we can process lower cost crude oils into higher value refined products. The PADD II region covers Illinois, Indiana, Iowa, Kansas, Kentucky, Michigan, Minnesota, Missouri,

Nebraska, North Dakota, South Dakota, Ohio, Oklahoma, Tennessee and Wisconsin. Our strategic location allows us direct access, primarily via the Minnesota Pipeline, to sources of crude oil from Western Canada and North Dakota, as well as the ability to distribute our refined products throughout the midwestern United States. Our refinery produces a broad slate of refined products including gasoline, diesel, jet fuel and asphalt, which are then marketed to resellers and consumers primarily in the PADD II region. Approximately 83%, 85% and 80% of our total refinery production for the years ended December 31, 2015, 2014 and 2013, respectively, was comprised of higher value, light refined products, including gasoline and distillates. Our refinery utilization rates, using standard industry methodologies for utilization measurement, have been 81%, 81% and 68% for the years ended December 31, 2015, 2014 and 2013, respectively. The lower utilization during the year ended December 31, 2013 is primary due to the major plant turnaround, capacity expansion and unplanned maintenance during 2013.
We also own various storage and transportation assets, including a light products terminal, a heavy products terminal, storage tanks, rail loading/unloading facilities, the Aranco and Cottage Grove pipelines and a Mississippi river dock. Approximately 64%, 59% and 70% of our gasoline and diesel volumes for the years ended December 31, 2015, 2014 and 2013, respectively, were sold via our light products terminal located at the refinery to our company-operated and franchised SuperAmerica branded convenience stores, Marathon branded convenience stores and other resellers. We have a contract with Marathon to supply substantially all of the gasoline and diesel requirements for the independently-owned and operated Marathon branded convenience stores in our distribution area. Beginning in December 2012, we initiated a crude oil transportation business in North Dakota to allow us to purchase crude oil at the wellhead in the Bakken Shale.
Our refining business also includes our 17% interest in MPL and MPL Investments, which owns and operates the Minnesota Pipeline, a 465,000 bpd crude oil pipeline system that transports crude oil (primarily from Western Canada and North Dakota) for approximately 300 miles from the Enbridge pipeline hub at Clearbrook, Minnesota to our refinery. The Minnesota Pipeline has historically transported the majority of the crude oil used and processed in our refinery.
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
Retail Business
As of December 31, 2015, our retail business operated 168 convenience stores under the SuperAmerica brand and also supported 109 franchised convenience stores, which are also operated under the SuperAmerica brand. These convenience stores are located primarily in Minnesota and Wisconsin and sell various grades of gasoline and diesel, tobacco products and immediately consumable items such as beverages, prepared food and a large variety of snacks and prepackaged items. Our refinery supplied a majority of the gasoline and diesel sold in our company-operated stores and franchised convenience stores within our distribution area for the years ended December 31, 2015, 2014 and 2013.
We also own and operate SuperMom’s Bakery, which prepares and distributes baked goods and other prepared food items for sale in our company-operated and franchised convenience stores and other third party locations.
Outlook
Our refining margins were stronger in 2015 compared to 2014. The Group 3 3:2:1 crack spread increased from an average of $15.87 in 2014 to an average of $17.99 in 2015. The Group 3 benchmark 3:2:1 crack spread year-to-date in 2016, through February 19, 2016 has averaged $7.77. Our refining margins are impacted by both the price we pay for crude oil and relationship between that price and refined product prices.
Regarding the price we pay for crude oil, we have historically benefited from the widening of the price relationship between the traditional crude oil pricing benchmark, NYMEX WTI and the international waterborne crude oil pricing benchmark, Brent. We purchase crude oil which is priced based off WTI. Our refining margins in recent years have benefited from this price relationship between WTI and Brent crude oil. During 2015 the discount of WTI crude oil to Brent crude oil declined to an average of $3.64 for the year ended December 31, 2015, compared to $5.80 in 2014. The WTI/Brent discount, year-to-date, from January 1, 2016, through February 19, 2016, has averaged $1.55. However, this discount has been volatile recently due to various macroeconomic and congressional actions. We expect continued volatility in crude oil pricing differentials and crack spreads given the significant drop in world crude oil prices, the 2015 termination of the crude oil export ban in the United States, potential third party pipeline capacity expansion projects in the regions we operate and expected supply and demand dislocations continuing into 2016. Please see “Item 1A. Risk Factors-Risks Primarily Related to Our Refining Business.”
Regardless of the relationship in the price differential of WTI to Brent crude oil, we believe our refinery location provides us a strategic advantage. Our strategic location allows us direct access, primarily via the Minnesota Pipeline, to what we believe are abundant supplies of advantageously priced crude oils from the Bakken Shale in North Dakota and Other Canadian crude oils that have historically priced at substantial discounts to WTI. Of the crude oil processed at our refinery in the years ended December 31, 2015, 2014 and 2013, approximately 41%, 37% and 50%, respectively, was Canadian crude oil and the remainder was primarily comprised of light sweet crude oil from the Bakken Shale in North Dakota. Many of these crude oils have historically priced at a discount to WTI. Demand for these crude oils extends to the East, West, and Gulf Coast sections of the United States.
Refined products prices are set by global markets and are typically priced off Brent; they are also impacted by local supply/demand dynamics. We have enjoyed an overall benefit during the years ended December 31, 2015, 2014 and 2013 from the generally favorable price differential between our cost of crude oil and the price of the refined products we sell compared to refiners in other regions within the United States. Please see “Item 1A. Risk Factors—Risks Primarily Related to Our Refining Business-." Our results of operations are affected by crude oil differentials, which may fluctuate substantially.” Transportation fuels demand in the Upper Great Plains of the PADD II region currently exceeds supply from local refineries. Therefore, demand is fulfilled by products that are imported into the region mostly via pipeline from other parts of the Midwest, the Rocky Mountains and the U.S. Gulf Coast. While there continues to be a significant global macroeconomic risk that may impact the pace of growth in the United States, we have generally experienced overall product demand growth in our geographic area of operations. Please see “Item 1A. Risk Factors-Risks Primarily Related to Our Refining Business.”
The Merger with Western Refining is expected to close in the first half of 2016, pending the satisfaction of certain customary closing conditions and the approval of the Merger at a special meeting of the NTI unitholders. Upon completion of the transaction, NTI would continue to exist as a limited partnership and will become a wholly-owned subsidiary of WNR. See Note 21, Proposed Merger Transaction, in the Notes to Consolidated Financial Statements included in this annual report for additional information on the Merger.

Comparability of Historical Results
2020 Secured Notes Offering and Tender Offer
Our results of operations for periods subsequent to the completion of our 2020 Secured Notes offering and tender offer may not be comparable to our results of operations for periods prior to the refinancing.
On September 29, 2014, the Company issued a follow-on offering to our 2020 Secured notes, originally issued in 2012, for an additional $75.0 million at 105.75% of par for gross proceeds of $79.2 million. This offering was issued under the same indenture and associated terms as the existing 2020 Secured Notes. The issuance premium of $4.2 million and financing costs of $2.5 million associated with this offering will be amortized as a net reduction to interest expense over the remaining life of the notes. This offering was used to finance a substantial portion of the feedstock inventory previously held by JPM CCC that we purchased from them due to the termination of the Crude Intermediation Agreement, which was terminated around the same time.
Lower of Cost or Market Adjustment
Because petroleum feedstocks and products are essentially commodities, we have no control over the changing market. Our inventory of crude oil and refined products is valued at the lower of cost or market using LIFO as our cost flow assumption. For periods in which the market price declines below our LIFO cost basis, we are subject to significant fluctuations in the recorded value of our inventory and related cost of sales. For example, given the volatile crude markets in fourth quarter of 2014 and throughout 2015, current market prices for our feedstock and finished product fuel inventories were less than our LIFO cost. As a result, we recorded a lower of cost or market ("LCM") inventory reserve adjustment which increased cost of sales by $60.8 million in 2015, bringing the total LCM reserve to $134.4 million as of December 31, 2015. This reserve may be reversed in future periods if the market value of our inventory increases.
Derivative Reclassifications
We have used derivative instruments to hedge price risk on our refined product inventory and our overall refining margin which we refer to as crack spread hedges. In 2014, we changed our presentation of realized and unrealized hedging gains and losses on our refined product inventory. Previously, hedging activity for refined product inventory was included in gains (losses) from derivative activity within the consolidated statement of operations. Starting in 2014, we began recording gains and losses on our refined product inventory hedges and crack spread hedges in cost of sales within the consolidated statement of operations. We have also adjusted all prior periods to conform to this change in classification.

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
Investment in MPL and MPL Investments
Our 17% common interest in MPL is accounted for using the equity method of accounting and carried at our share of net assets in accordance with the Financial Accounting Standards Board, ("FASB"), Accounting Standards Codification ("ASC") 323. We have determined that we have the ability to exercise significant influence on MPL because we are one of two customers of MPL and our Chief Executive Officer is a member of MPL's board of managers. Income from this equity method investment represents our proportionate share of net earnings attributed to common owners generated by MPL.
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
Our 17% investment in MPL Investments, over which we do not have significant influence and whose stock does not have a readily determinable fair value, is carried at cost. MPL Investments owns all of the preferred membership units of MPL. Dividends received from MPL Investments are recorded as return of capital from cost method investment and are located in other (income) loss, net. Our interest in MPL and MPL Investments entitles us to one seat on each of MPL's board of managers and MPL Investments' board of directors, which are currently served by our Chief Executive Officer.
Intangible Assets
Intangible assets primarily include a retail marketing trade name and franchise agreements. The marketing trade name and franchise agreements have indefinite lives and are not amortized, but rather are tested for impairment annually and when events or changes in circumstances indicate that the fair value of the intangible asset has been reduced below carrying value. If the estimated fair value is less than the carrying amount of the asset, an impairment loss is recognized based on the estimated fair value of the asset. Significant assumptions in determining the estimated fair value of the indefinite lived intangibles include projected store growth, estimated market royalty rates, market growth rates and the estimated discount rate. Based on the testing performed as of June 30, 2015, we noted no indications of impairment.
Inventories
Crude oil, refined product and other feedstock and blendstock inventories are carried at the lower of cost or market. Cost is determined principally under the LIFO cost flow method to reflect a better matching of costs and revenues. Ending inventory costs in excess of market value are written down to the lower of cost or market (LCM) or net realizable market values and charged to cost of sales in the period recorded. In future periods, a new LCM determination will be made based upon market values at that time. Under the LIFO inventory cost flow method, this LCM write-down is recorded as a reserve to reduce the carrying value of inventory and is subject to recovery in future periods to the extent the market values of our inventories increase. We determine market value inventory adjustments by evaluating crude oil, refined products and other inventories on an aggregate basis by LIFO pool.

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
Derivative Financial Instruments
We are exposed to earnings and cash flow volatility based on the timing and change in refined product prices versus crude oil prices. To manage these risks, we may use derivative instruments associated with the purchase or sale of crude oil and refined products. Crack spread swap contracts may be used to hedge the volatility of refining margins. As of December 31, 2015, our board has authorized us to utilize derivative instruments to hedge price risk associated with our refined product inventory, crude purchases and crack spreads. We have not designated any derivative instruments as hedges for accounting purposes and we do not enter into derivative contracts for speculative purposes. All derivative instruments are recorded in the consolidated balance sheet at fair value and are classified depending on the maturity date of the underlying contracts. Changes in the fair value of its contracts are accounted for by marking them to market and recognizing any resulting gains or losses in our statements of operations. These gains or losses are reported within operating activities on the consolidated statement of cash flows. As of December 31, 2015, we have $7.5 million in unrealized net losses related to our outstanding derivatives.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2014, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09. This guidance will now be effective for our financial statements in the annual period beginning after December 15, 2017. We are evaluating the effect of adopting this new accounting guidance and do not expect adoption will have a material impact on our results of operations, cash flows or financial position.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs related directly to notes payable be deducted from the face amount of that note and the amortization of such costs be classified as interest expense. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity must retrospectively apply the guidance. Effective December 31, 2015, the Company adopted the accounting and reporting requirements included in ASU No. 2015-03 and ASU No. 2015-15 for balance sheet classification of debt issuance costs requiring debt issuance costs to be presented as an offset to the related debt. The Company has applied these requirements retrospectively. Accordingly, the Company has offset $7.3 million of debt issuance costs previously included in other assets within long-term debt of $342.0 million in its December 31, 2014 consolidated balance sheet. The adoption of these accounting and reporting requirements had no impact on the Company’s results of operations or cash flows.
In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes,” which requires deferred income tax balances to be presented as noncurrent. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. Effective December 31, 2015, the Company adopted the accounting and reporting requirements included in ASU 2015-17 for balance sheet classification of deferred taxes requiring deferred tax assets and liabilities to be classified as noncurrent. The Company has applied these requirements retrospectively. Accordingly, the Company has included $1.4 million of previously reported current deferred income tax assets in the $13.3 million noncurrent deferred income tax liabilities in its December 31, 2014 consolidated balance sheet. The adoption of these accounting and reporting requirements had no impact on the Company’s results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02 “Leases,” which replaces the existing guidance in Accounting Standards Codification (“ASC”) 840. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. The guidance requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability.  For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense.  The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and footnote disclosures.

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
Consistent, safe and reliable operations at our refinery are key to our financial performance and results of operations. Unplanned downtime at our refinery may result in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. We seek to mitigate the financial impact of planned downtime, such as major turnaround maintenance, through a diligent planning process that takes into account the margin environment, the availability of resources to perform needed maintenance, contractual commitments, feedstock logistics and other factors. Periodically, we have planned maintenance turnarounds at our refinery, which are expensed as incurred. Turnaround cycles vary from unit to unit but can be as short as one year for catalyst changes to as long as six years. The length of the turnaround is contingent upon the scope of work to be completed. A major turnaround of either of the two main refinery units (fluid catalytic cracking unit and alkylation unit) generally takes two to six weeks to complete, and is planned and accomplished in a manner that allows for reduced production during maintenance instead of a complete shutdown. We completed the planned partial turnaround of the alkylation unit according to schedule in May 2012 and the planned partial turnaround of the No. 1 reformer unit in November 2012. During 2013, we completed our planned major facility turnaround. We completed unit turnarounds in 2014 for our gasoil hydrotreater unit with spending of approximately $8.2 million, our kerosene hydrotreater for $2.8 million and our diesel hydrotreater catalyst change-out for $2.3 million and other smaller turnaround related projects. In 2015, we completed a turnaround of our No. 2 sulfur recover unit, our distillate hydrotreater and our No. 2 sulfur tail gas unit for a total cost of approximately $8.0 million. We are currently planning for turnarounds of our No. 2 crude oil unit, one of our vacuum distillation units, one of our catalytic reforming units, our gasoline isomerization unit, our desulfurization unit, and catalyst change outs in several units (primarily the gas oil hydrotreater and distillate hydrotreater units) along with other smaller turnaround projects in the fall of 2016, for which we have budgeted approximately $40 million to $45 million.
Because petroleum feedstocks and products are essentially commodities, we have no control over the changing market. Therefore, the lower the target inventory we are able to maintain, the lesser is the impact of commodity price volatility on our petroleum product inventory position. Our inventory of crude oil and refined products is valued at the lower of cost or market value using LIFO as our cost flow assumption. For periods in which the market price declines below our LIFO cost basis, we are subject to significant fluctuations in the recorded value of our inventory and related cost of sales. For example, given the volatile crude markets in fourth quarter of 2014 and throughout 2015, current market prices for our feedstock and finished product fuel inventories were less than our LIFO cost. As a result, as of December 31, 2015 and 2014 we recorded LCM inventory reserve adjustments of $60.1 million and $72.2 million, respectively, which increased cost of sales. This reserve may be reversed in future periods if the market value of our inventory increases. We occasionally experience LIFO liquidations based upon permanent decreased levels in our inventories. These LIFO liquidations resulted in increased cost of sales and decreased income from operations of $1.0 million for the year ended December 31, 2013. There were no such liquidations in the years ended December 31, 2015 and 2014.
At the closing of the Marathon Acquisition, we entered into a crude oil supply and logistics agreement with JPM CCC pursuant to which JPM CCC assisted us in the purchase of most of the crude oil requirements of our refinery and provided transportation and other logistical services for delivery of the crude oil to our storage tanks in Cottage Grove, Minnesota. We paid JPM CCC the price of the crude oil plus certain agreed fees and expenses. In September 2014, we terminated the crude oil supply and logistics agreement with JPM CCC. We believe that in addition to avoiding the supply fees, we now have further control over and visibility into our crude oil procurement process. Since the termination of the Crude Intermediation Agreement we have increased the use of trade credit with our vendors to fund the purchase of crude oil. We may also utilize letters of credit under our ABL Facility to facilitate crude oil purchases with vendors.
We may hedge a portion of the sale of our gasoline and distillate production with the purpose of ensuring we can meet our fixed cost obligations, service our outstanding debt and other liabilities and meet our capital expenditure obligations. We have entered into agreements that govern all cash-settled commodity transactions that we enter into with various counterparties for the purpose of managing our risk with respect to the crack spread created by the purchase of crude oil for future delivery and the sale of refined products, including gasoline, diesel, jet fuel and heating fuel, for future delivery. As market conditions permit, we have the capacity to hedge our crack spread risk with respect to a portion of the refinery’s projected monthly production of these refined products.
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
Margins for retail merchandise sold are equal to retail merchandise sales less the delivered cost of the merchandise, net of any supplier discounts and inventory shrinkage, and are measured as a percentage of merchandise sales. Merchandise sales are impacted by convenience or location, branding and competition. Franchisees are required to pay us an initial license fee (generally, $10,000 for licensees located in Minnesota and Wisconsin and $2,000 for licensees located in South Dakota) and a royalty fee for all products and merchandise sold at the convenience store, including motor fuel and diesel. The initial term of the license is generally 10 years, which is renewable by the licensee for a renewal term of 10 years, subject to the licensee satisfying certain conditions. The license agreements also require that, if a franchise store is located within our distribution area, then the franchise store must purchase a high minimum percentage (often 90% to 100%) of its motor fuel supply, including gasoline and distillate, from us. However, if a franchise store is not located within our distribution area, then the franchise store is not required to purchase any portion of its motor fuel supply from us. As of December 31, 2015, 95 of the 109 existing franchise stores are located within our distribution area and, thus, required to purchase a minimum percentage of their motor fuel supply from us.
Results of Operations
We operate our business in two segments: the refining segment and the retail segment. Each of these segments is organized and managed based upon the nature of the products and services they offer. Through the refining segment, we operate the St. Paul Park, Minnesota, refinery, terminal and related assets along with our investment in MPL and our crude trucking fleet. Through the retail segment, we operate 168 convenience stores primarily in Minnesota along with SuperMom’s Bakery and SuperAmerica Franchising LLC, our wholly-owned subsidiary (“SAF”), through which we conduct our retail franchising operations comprising 109 stores as of December 31, 2015.
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
Direct operating expenses. Direct operating expenses include the operating expenses of the refinery and costs of operating the convenience stores and the bakery. Refining direct operating expenses primarily include direct costs of labor, maintenance materials and services, chemicals and catalysts, utilities and other direct operating expenses of the refinery. Retail direct operating expenses consist primarily of salaries, labor and benefits, bankcard processing fees, contracted services, property taxes, repair and maintenance, utilities and rent expense.
Turnaround and related expenses. Turnaround and related expenses represent the costs of required major maintenance projects on refinery processing units. A turnaround is a standard industry operation to refurbish and maintain a refinery and usually requires the shutdown and inspection of major processing units. Turnaround cycles vary from unit to unit but can be as short as one year for catalyst changes to as long as six years.
Depreciation and amortization. Depreciation and amortization represents an allocation to expense within the statement of operations of the carrying value of capital and intangible assets. The value is allocated based on the straight-line method over the estimated useful life of the related asset.
Selling, general and administrative expenses. Selling, general and administrative expenses primarily include corporate costs, administrative expenses, shared service costs and marketing expenses.
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
Merger-related expenses. Merger related expenses consist primarily of legal and advisory costs incurred in connection with our evaluation of the Merger by Western Refining and negotiation of a definitive merger agreement.
Income from equity method investment. Income from equity method investment relates to our equity in the net income of our 17% investment in MPL.

Other (income) loss, net. Other (income) loss, net, primarily represents (income) loss from dividends on our cost method investment in MPL Investments, sales of property plant and equipment and foreign exchange translation differences.
Gains from derivative activities. In 2013, gains from derivative activities included gains or losses related to settled contracts and the change in fair value of outstanding derivatives used to partially hedge the crack spread margins for our refining business. Beginning in 2014, gains and losses from such derivative activities are included in cost of sales within the consolidated statements of operations.
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

Consolidated Financial Data

	For the year ended December 31,
(in millions)	2015	2014	2013
Revenue	$3,405.0	$5,556.0	$4,979.2
Costs, expenses and other:
Cost of sales	2,613.5	4,835.9	4,284.2
Direct operating expenses	297.8	288.8	262.4
Turnaround and related expenses	10.6	14.9	73.3
Depreciation and amortization	44.0	41.9	38.1
Selling, general and administrative expenses	82.9	87.8	85.8
Reorganization and related costs	—	12.9	3.1
Merger-related expenses	2.5	—	—
Income from equity method investment	(14.8)	(2.2)	(10.0)
Other (income) loss, net	0.4	0.7	(3.8)
Operating income	368.1	275.3	246.1
Gains from derivative activities	—	—	16.1
Interest expense, net	(28.7)	(26.6)	(26.9)
Income before income taxes	339.4	248.7	235.3
Income tax provision	(8.4)	(7.1)	(4.2)
Net income	$331.0	$241.6	$231.1
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Revenue. Revenue for the year ended December 31, 2015 was $3,405.0 million compared to $5,556.0 million for the year ended December 31, 2014, a decrease of 38.7%. Refining segment revenue decreased 42.4% and retail segment revenue decreased 19.7% compared to the year ended December 31, 2014. This decrease was primarily driven by a decrease in revenue within the refining segment, primarily due to lower selling prices of refined products. Partially offsetting this decrease was a 3.4% increase in sales volumes of refined products within the refining segment versus the year ended December 31, 2014. The higher refined product volumes are primarily attributable to less unplanned maintenance at our St. Paul Park refinery in the year ended December 31, 2015. Retail revenue decreased primarily due to lower market prices per gallon for fuel sales during the year ended December 31, 2015. Excise taxes included in revenue totaled $402.9 million and $396.4 million for the years ended December 31, 2015 and 2014, respectively.
Cost of sales. Cost of sales totaled $2,613.5 million for the year ended December 31, 2015 compared to $4,835.9 million for the year ended December 31, 2014, a decrease of 46.0%, primarily due to lower crude costs within the refining segment. This decrease was partially offset by a 3.4% increase in sales volumes of refined products during the year ended December 31, 2015 and a non-cash lower of cost or market inventory reserve adjustment of $60.8 million as a result of falling feedstocks and finished product prices. An increase in refining segment losses from realized and unrealized hedging activities also contributed to higher cost of sales in the 2015 period by $10.1 million. Excise taxes included in cost of sales were $402.9 million and $396.4 million for the years ended December 31, 2015 and 2014, respectively.
Direct operating expenses. Direct operating expenses totaled $297.8 million for the year ended December 31, 2015 compared to $288.8 million for the year ended December 31, 2014, an increase of 3.1%, due primarily to the impact of higher personnel costs in both our refining and retail segments in 2015. These increases were partially offset by lower natural gas costs, net of related hedging, the effect of a $5.8 million estimated loss for environmental matters in the 2014 period and a $3.5 million favorable cost-sharing settlement related to the remediation of our wastewater lagoon during the year ended December 31, 2015, all within the refining segment.
Turnaround and related expenses. Turnaround and related expenses totaled $10.6 million for the year ended December 31, 2015 compared to $14.9 million for the year ended December 31, 2014, a decrease of 28.9%. The turnaround costs in the year ended December 31, 2015 related primarily to the turnaround of our No. 2 sulfur recovery unit, our distillate hydrotreater and our No. 2 SCOT unit. The 2014 turnaround costs relate primarily to a partial turnaround of our gasoil hydrotreater, our kerosene hydrotreater and our diesel hydrotreater catalyst change-out.
Depreciation and amortization. Depreciation and amortization was $44.0 million for the year ended December 31, 2015 compared to $41.9 million for the year ended December 31, 2014, an increase of 5.0%. This increase was due to increased assets placed in service, including our wastewater treatment plant in mid-2014, and other assets throughout 2015, primarily within our refining segment.
Selling, general and administrative expenses. Selling, general and administrative expenses were $82.9 million for the year ended December 31, 2015 compared to $87.8 million for the year ended December 31, 2014. This decrease of 5.6% from the prior-year period relates primarily to lower insurance and legal costs, partially offset by higher equity-based compensation expense.
Reorganization and related costs. Reorganization and related costs of $12.9 million were incurred during the the year ended December 31, 2014. These costs were due to the relocation of our corporate office and reorganization of various positions within the Company. No such costs were incurred during the 2015 period.
Merger-related expenses. Legal and advisory costs of $2.5 million were incurred during the year ended December 31, 2015 as a result of the Merger Agreement with Western Refining. No such costs were incurred during the 2014 period.
Income from equity method investment. Income from equity method investment was $14.8 million for the year ended December 31, 2015 compared to $2.2 million of income for the year ended December 31, 2014. This increase was driven primarily by a reduction in the equity income of MPL in the 2014 period due to non-routine maintenance expense projects on the pipeline.
Other (income) loss, net. Other (income) loss, net was a $0.4 million loss for the year ended December 31, 2015 compared to a $0.7 million loss for the year ended December 31, 2014. This decrease is driven primarily by a gain from the derecognition of a lease liability within our retail segment due to our release from an environmental matter at one of our stores in 2015.
Interest expense, net. Interest expense, net was $28.7 million for the year ended December 31, 2015 and $26.6 million for the year ended December 31, 2014. These interest charges relate primarily to our senior secured notes, commitment fees and interest on the ABL Facility and the amortization of deferred financing costs. The increase from the prior year is primarily due to higher interest expense resulting from the follow-on offering of $75.0 million in additional principal of our 2020 Secured Notes, which we completed at the end of the third quarter of 2014.
Income tax provision. The income tax provision for the year ended December 31, 2015 was $8.4 million compared to $7.1 million for the year ended December 31, 2014. The increase was due to higher pre-tax income generated by our retail segment.
Net income. Our net income was $331.0 million for the year ended December 31, 2015 compared to $241.6 million for the year ended December 31, 2014. This increase in net income is primarily attributable to an increase in gross margin of $71.4 million, which includes a $60.8 million unfavorable lower of cost or market inventory adjustment. Net income was further strengthened by $12.9 million in lower costs from reorganization, $12.6 million in higher income from our equity method investment in MPL, a decrease of $4.9 million in selling, general and administrative expenses and a decrease of $4.3 million in turnaround and related expenses. Partially offsetting these favorable changes, was an increase of $9 million in direct operating expenses, $2.5 million in merger related costs, $2.1 million in higher depreciation and amortization costs and an increase of $2.1 million in interest expense, net.
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
Net income. Our net income was $241.6 million for the year ended December 31, 2014 compared to $231.1 million for the year ended December 31, 2013. This increase in net income is primarily attributable to an increase in gross margin of $25.1 million, which includes a$73.6 million lower of cost or market inventory adjustment, and a $58.4 million decrease in turnaround and related expenses. These increases in net income were offset by higher direct operating costs of $26.4 million, reorganization and related costs of $9.8 million, a decrease in income from equity method investment of $7.8 million, and a decrease in gains from derivative activities of $16.1 million.
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

	For the year ended December 31, 2015
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$2,289.1	$1,115.9	$—	$3,405.0
Intersegment sales	647.7	—	(647.7)	—
Segment revenue	$2,936.8	$1,115.9	$(647.7)	$3,405.0
Cost of sales:
Cost of sales	$2,332.2	$281.4	$—	$2,613.6
Intersegment purchases	—	647.7	(647.7)	—
Segment cost of sales	$2,332.2	$929.1	$(647.7)	$2,613.5

	For the year ended December 31, 2014
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$4,165.6	$1,390.4	$—	$5,556.0
Intersegment sales	932.1	—	(932.1)	—
Segment revenue	$5,097.7	$1,390.4	$(932.1)	$5,556.0
Cost of sales:
Cost of sales	$4,554.7	$281.2	$—	$4,835.9
Intersegment purchases	—	932.1	(932.1)	—
Segment cost of sales	$4,554.7	$1,213.3	$(932.1)	$4,835.9

	For the year ended December 31, 2013
(in millions)	Refining	Retail	Other/Elim	Consolidated
Revenue:
Sales and other revenue	$3,520.2	$1,459.0	$—	$4,979.2
Intersegment sales	1,015.8	—	(1,015.8)	—
Segment revenue	$4,536.0	$1,459.0	$(1,015.8)	$4,979.2
Cost of sales:
Cost of sales	$4,008.4	$275.8	$—	$4,284.2
Intersegment purchases	—	1,015.8	(1,015.8)	—
Segment cost of sales	$4,008.4	$1,291.6	$(1,015.8)	$4,284.2

Refining Segment

	For the year ended December 31,
(in millions)	2015	2014 (1)	2013 (1)
Revenue	$2,936.8	$5,097.7	$4,536.0
Costs, expenses and other:
Cost of sales	2,332.2	4,554.7	4,008.4
Direct operating expenses	166.0	163.0	144.1
Turnaround and related expenses	10.6	14.9	73.3
Depreciation and amortization	35.4	33.7	30.4
Selling, general and administrative expenses	33.0	30.5	29.9
Income from equity method investment	(14.8)	(2.2)	(10.0)
Other income, net	(0.4)	(0.4)	(3.2)
Operating income	$374.8	$303.5	$263.1
Key Operating Statistics:
Refining gross margin (in millions)(4)	$604.6	$543.0	$527.6
Total refinery production (bpd)(2)	96,506	93,838	75,882
Total refinery throughput (bpd)	96,515	93,525	75,464
Refined products sold (bpd)(3)	101,349	98,016	84,231
Per barrel of throughput:
Refining gross margin(4)	$17.16	$15.91	$19.15
Refining gross margin excluding lower of cost or market inventory adjustment(5)	$18.87	$18.04	$19.15
Direct operating expenses(6)	$4.71	$4.77	$5.23
Per barrel of refined products sold:
Refining gross margin(4)	$16.34	$15.18	$17.16
Direct operating expenses(6)	$4.49	$4.56	$4.69
Refinery product yields (bpd):
Gasoline	46,453	45,674	34,329
Distillate(7)	33,356	33,910	26,074
Asphalt	10,933	7,567	8,321
Other(8)	5,764	6,687	7,158
Total	96,506	93,838	75,882
Refinery throughput (bpd):
Crude oil	93,701	91,840	74,237
Other feedstocks(9)	2,814	1,685	1,227
Total	96,515	93,525	75,464

(1)
In 2015, the Company modified the methodology whereby corporate costs are allocated to the Refining and Retail segments. This modification resulted in additional costs being allocated to the Refining and Retail segments from the Other segment. The table below presents the increase or (decrease) in Selling, general and administrative expenses and Operating income in the 2014 and 2013 periods that would have occurred as a result of this modification if the adjustments had been applied retroactively:

	Year ended December 31, 2014				Year ended December 31, 2013
(in millions)	Refining	Retail	Other	Total	Refining	Retail	Other	Total
Operating income	(7.7)	(4.4)	12.1	—	(2.2)	(1.6)	3.8	—
Selling, general and administrative expenses	7.7	4.4	(12.1)	—	2.2	1.6	(3.8)	—

(2)	Excludes fuel and coke on catalyst, which are used in our refining process. Also excludes purchased refined products.

(3)	Includes produced and purchased refined products, including ethanol and biodiesel.

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

(5)
Represents refining gross margin calculated as described in footnote (4), except that refining cost of sales excludes the non-cash adjustment to record inventory at the lower of cost or market ("LCM") where cost is determined using the last-in, first-out ("LIFO") methodology. The Company's LCM reserve within the refining segment was $132.3 million, $72.2 million and zero as of December 31, 2015, 2014 and 2013, respectively, resulting in non-cash charges of $60.1 million and $72.2 million, recorded within cost of sales for the year ended December 31, 2015 and 2014, respectively.

(6)
Direct operating expenses per barrel is calculated by dividing direct operating expenses by the total barrels of throughput or total barrels of refined products sold for the respective periods presented.

(7)	Distillate includes diesel, jet fuel, light cycle oil and kerosene.

(8)	Other refinery products include propane, propylene, liquid sulfur and No. 6 fuel oil, among others. None of these products, by itself, contributes significantly to overall refinery product yields.

(9)	Other feedstocks include gas oil, natural gasoline, normal butane and isobutane, among others. None of these feedstocks, by itself, contributes significantly to overall refinery throughput.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Refining gross margin. Refining gross margin for the year ended December 31, 2015 was $604.6 million compared to $543.0 million for the year ended December 31, 2014, an increase of 11.3%, primarily due to an increase in the average gross margin per barrel sold and higher sales volumes during the year ended December 31, 2015. Refining gross margin per barrel of throughput was $17.16 for the year ended December 31, 2015 compared to $15.91 for the year ended December 31, 2014, an increase of $1.25, or 7.9%, which is mostly attributable to higher Group 3 3:2:1 crack spreads in the year ended December 31, 2015. Our gross margin also benefited at various times during the 2015 period from planned and unplanned downtime at other refineries in the PADD II region. The higher refined product volumes are primarily attributable to less unplanned maintenance at our refinery during the year ended December 31, 2015 compared to the year prior. Lastly, due to falling crude oil and refined product prices in both the year ended December 31, 2015 and 2014, we recorded increases to LCM reserves in both periods. However, the charge in the 2015 period was $12.1 million lower than that of the 2014 period.
Direct operating expenses. Direct operating expenses totaled $166.0 million for the year ended December 31, 2015 compared to $163.0 million for the year ended December 31, 2014, a 1.8% increase, due primarily to higher personnel costs in the 2015 period. This overall increase was partially offset by lower natural gas costs, net of related hedging, the effect of a $5.8 million estimated loss for environmental matters in the 2014 period and a $3.5 million favorable cost-sharing settlement related to the remediation of our wastewater lagoon during the year ended December 31, 2015.
Turnaround and related expenses. Turnaround and related expenses totaled $10.6 million for the year ended December 31, 2015 compared to $14.9 million for the year ended December 31, 2014, a decrease of 28.9%. The turnaround costs in the year ended December 31, 2015 related primarily to the turnaround of our No. 2 sulfur recovery unit, our distillate hydrotreater and our No. 2 SCOT unit. The 2014 turnaround costs relate primarily to a partial turnaround of our gas oil hydrotreater, our kerosene hydrotreater and our diesel hydrotreater catalyst change-out.
Depreciation and amortization. Depreciation and amortization was $35.4 million for the year ended December 31, 2015 compared to $33.7 million for the year ended December 31, 2014, an increase of 5.0%. This increase was due to increased assets placed in service, including our wastewater treatment plant in mid-2014, and other refining assets throughout 2015.
Selling, general and administrative expenses. Selling, general and administrative expenses were $33.0 million and $30.5 million for the year ended December 31, 2015 and 2014, respectively, an increase of 8.2%. This increase was primarily due to higher personnel costs and equity based compensation, partially offset by lower risk management costs in the year ended December 31, 2015.
Income from equity method investment. Income from equity method investment was $14.8 million for the year ended December 31, 2015 compared to $2.2 million of income for the year ended December 31, 2014. This increase was driven primarily by a reduction in the equity income of MPL in the 2014 period due to non-routine maintenance expense projects on the pipeline.

Other income, net. Other income, net was $0.4 million for both the year ended December 31, 2015 and 2014.
Operating income. Income from operations was $374.8 million for the year ended December 31, 2015 compared to $303.5 million for the year ended December 31, 2014. This increase from the prior-year period of $71.3 million is primarily due to an increase in refining gross margin of $61.6 million, which includes a $60.1 million unfavorable lower of cost or market inventory adjustment. Refining net income also benefited from an increase in income from our equity method investment in MPL of $12.6 million and a decrease in turnaround and related expenses of $4.3 million. Partially offsetting these favorable changes, was an increase in direct operating expenses of $3.0 million, an increase in selling, general and administrative expenses of $2.5 million and an increase in depreciation and amortization expenses of $1.7 million.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Refining gross margin. Refining gross margin for the year ended December 31, 2014 was $543.0 million compared to $527.6 million for the year ended December 31, 2013, an increase of 2.9%, primarily due to higher sales volumes during the year ended December 31, 2014. The higher sales volumes during the year ended December 31, 2014 are related to increased throughput capacity from our crude expansion project completed in the second quarter of 2013 as well as less refinery downtime from the 2013 turnaround and crude expansion project and unplanned maintenance activities. This increase due to volume was partially offset by a decrease in market crack spreads. Refining gross margin per barrel of throughput was $15.91 for the year ended December 31, 2014 compared to $19.15 for the year ended December 31, 2013, a decrease of $3.24, or 16.9%, which is mostly attributable to lower Group 3 3:2:1 crack spreads in the year ended December 31, 2014. Additionally, during the year ended December 31, 2014, we recognized a loss from a lower of cost or market inventory adjustment due to falling feedstock and refined product prices of $72 million.
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
Turnaround and related expenses. Turnaround and related expenses totaled $14.9 million for the year ended December 31, 2014 compared to $73.3 million for the year ended December 31, 2013, a decrease of 79.7%. The turnaround costs in the year ended December 31, 2013 include the costs of a planned major plant turnaround which lasted the entire month of April 2013 and a planned partial turnaround involving our FCC unit which was completed during October 2013. The 2014 turnaround activity relates primarily to a partial turnaround of our gas oil hydrotreater, our kerosene hydrotreater and our diesel hydrotreater catalyst change-out.
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

Retail Segment

	For the year ended December 31,
(in millions)	2015	2014 (1)	2013 (1)
Revenue	$1,115.9	$1,390.4	$1,459.0
Costs, expenses and other:
Cost of sales	929.1	1,213.3	1,291.6
Direct operating expenses	131.9	125.7	119.2
Depreciation and amortization	7.7	7.3	7.1
Selling, general and administrative expenses	28.0	21.2	25.9
Operating income	$19.2	$22.9	$15.2
Operating data:
Retail gross margin(2)	$186.8	$177.1	$167.4
Company-operated stores:
Fuel gallons sold (in millions)	304.5	306.8	313.2
Fuel margin per gallon excluding lower of cost or market inventory adjustment(3)	$0.24	$0.22	$0.19
Fuel margin per gallon(4)	$0.23	$0.22	$0.19
Merchandise sales (in millions)	$366.4	$349.1	$341.6
Merchandise margin %(5)	25.6%	25.9%	25.9%
Number of stores at period end	168	165	164
Franchisee stores:
Fuel gallons sold (in millions)(6)	109.8	73.2	54.9
Royalty income (in millions)	$3.6	$2.8	$2.5
Number of stores at period end	109	89	75

(1)
In 2015, the Company modified the methodology whereby corporate costs are allocated to the Refining and Retail segments. This modification resulted in additional costs being allocated to the Refining and Retail segments from the Other segment. The table below presents the increase or (decrease) in Selling, general and administrative expenses and Operating income in the 2014 and 2013 periods that would have occurred as a result of this modification if the adjustments had been applied retroactively:

	Year ended December 31, 2014				Year ended December 31, 2013
(in millions)	Refining	Retail	Other	Total	Refining	Retail	Other	Total
Operating income	(7.7)	(4.4)	12.1	—	(2.2)	(1.6)	3.8	—
Selling, general and administrative expenses	7.7	4.4	(12.1)	—	2.2	1.6	(3.8)	—

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

(3)
Represents retail gross margin calculated as described in footnote (2), except that retail cost of sales excludes the non-cash adjustment to record inventory at the lower of cost or market ("LCM") where cost is determined using the last-in, first-out ("LIFO") methodology. The Company's LCM reserve within the retail segment was $2.1 million, $1.4 million and zero as of December 31, 2015, 2014 and 2013, respectively, resulting in non-cash charges of $0.7 million and $1.4 million, recorded within cost of sales for the year ended December 31, 2015 and 2014, respectively.

(4)
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

(6)	Represents fuel gallons sold to franchised stores by our St. Paul Park refinery.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Retail gross margin. Retail gross margin for the year ended December 31, 2015 was $186.8 million compared to $177.1 million for the year ended December 31, 2014, an increase of 5.5%. This increase was primarily due to higher average fuel margin per gallon sold and partially offset by lower fuel sales volumes in the 2015 period at our company-operated stores, resulting in an overall $4.8 million increase in fuel margin. The increase in fuel margin included a $0.7 million unfavorable change in the LCM inventory adjustment in the 2015 period. Merchandise margin increased $3.4 million due primarily to sales growth in certain product segments such as soda, candy and snacks, partially offset by the effect of certain promotional programs. Total fuel gallons sold, including both company-operated and franchised stores increased 9.0%.
Direct operating expenses. Direct operating expenses totaled $131.9 million for the year ended December 31, 2015 compared to $125.7 million for the year ended December 31, 2014, an increase of 4.9% from the 2014 period. This increase is primarily due to higher personnel costs at our stores during the year ended December 31, 2015 as a result of adopting early a mandated minimum wage increase. This increase was partially offset by lower transaction fees on credit and debit card sales.
Depreciation and amortization. Depreciation and amortization was $7.7 million for the year ended December 31, 2015 compared to $7.3 million for the year ended December 31, 2014, an increase of $0.4 million. This increase was primarily due to increased retail assets placed in service since December 31, 2014.
Selling, general and administrative expenses. Selling, general and administrative expenses were $28.0 million and $21.2 million for the year ended December 31, 2015 and 2014, respectively. The increase relates primarily to higher personnel costs for the year ended December 31, 2015.
Operating income. Operating income was $19.2 million for the year ended December 31, 2015 compared to $22.9 million for the year ended December 31, 2014, a decrease of $3.7 million. The decrease is primarily attributable to higher direct operating expenses of $6.2 million and higher Selling, general and administrative expenses of $6.8 million during the year ended December 31, 2015. These cost increases were partially offset by improved gross margin of $9.7 million during the year ended December 31, 2015.
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Retail gross margin. Retail gross margin for the year ended December 31, 2014 was $177.1 million compared to $167.4 million for the year ended December 31, 2013, an increase of 5.8%. This increase was primarily due to higher fuel margins at our company-operated stores partially offset by lower fuel volumes. The increase was partially offset due to a $1.4 million lower of cost or market inventory adjustment due to falling fuel prices. For company-operated stores, fuel margin per gallon was $0.22 for the year ended December 31, 2014 compared to $0.19 per gallon for the year ended December 31, 2013. Additionally, fuel gallons sold in our company-operated stores decreased by 2.0% in the year ended December 31, 2014 although total fuel gallons sold, including both company-operated and franchised stores increased 3.2%. Gross margin on our merchandise remained steady year over year.
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
Adjusted EBITDA is not a presentation made in accordance with GAAP and our computation of Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in the calculation of the components of various covenants in the agreements governing our secured notes and the ABL facility. Adjusted EBITDA should not be considered as an alternative to operating earnings or net earnings as measures of operating performance. In addition, Adjusted EBITDA is not presented as and should not be considered an alternative to cash flows from operations as a measure of liquidity. Adjusted EBITDA is defined as EBITDA before turnaround and related expenses, lower of cost or market inventory adjustments, equity-based compensation expense, gains (losses) from crack spread derivative activities, losses from the change in fair value of contingent consideration agreements, losses on extinguishment of debt, reorganization and related costs and adjustments to reflect proportionate depreciation expense from MPL operations. Other companies, including companies in our industry, may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure. Adjusted EBITDA also has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	does not reflect the equity income in our MPL investment, but includes 17% of the calculated EBITDA of MPL;

•	does not reflect turnaround and other related expenses that other companies in our industry capitalize and amortize over the related turnaround interval period;

•	does not reflect gains and losses from crack spread derivative activities for the year ended December 31, 2013, which may have a substantial impact on our cash flow;

•	does not reflect certain other non-cash income and expenses including inventory lower of cost or market adjustments, if applicable; and

•	excludes income taxes that may represent a reduction in available cash.

The following tables reconcile net income (loss) as reflected in the results of operations tables and segment footnote disclosures to Adjusted EBITDA for the periods presented:

	For the year ended December 31, 2015
(in millions)	Refining	Retail	Other	Total
Net income (loss)	$374.8	$10.8	$(54.6)	$331.0
Adjustments:
Interest expense	—	—	28.7	28.7
Income tax provision	—	8.4	—	8.4
Depreciation and amortization	35.4	7.7	0.9	44.0
EBITDA subtotal	410.2	26.9	(25.0)	412.1
Lower of cost or market inventory adjustment (1)	60.1	0.7	—	60.8
MPL proportionate depreciation expense	2.9	—	—	2.9
Turnaround and related expenses	10.6	—	—	10.6
Equity-based compensation expense	2.5	0.4	7.4	10.3
Merger-related expenses	—	—	2.5	2.5
Adjusted EBITDA	$486.3	$28.0	$(15.1)	$499.2

	For the year ended December 31, 2014 (2)
(in millions)	Refining	Retail	Other	Total
Net income (loss)	$303.5	$15.8	$(77.7)	$241.6
Adjustments:
Interest expense	—	—	26.6	26.6
Income tax provision	—	7.1	—	7.1
Depreciation and amortization	33.7	7.3	0.9	41.9
EBITDA subtotal	337.2	30.2	(50.2)	317.2
Lower of cost or market inventory adjustment (1)	72.2	1.4	—	73.6
MPL proportionate depreciation expense	2.9	—	—	2.9
Turnaround and related expenses	14.9	—	—	14.9
Equity-based compensation expense	—	—	14.0	14.0
Reorganization and related costs	—	—	8.1	8.1
Adjusted EBITDA	$427.2	$31.6	$(28.1)	$430.7

	For the year ended December 31, 2013 (2)
(in millions)	Refining	Retail	Other	Total
Net income (loss)	$263.1	$11.0	$(43.0)	$231.1
Adjustments:
Interest expense	—	—	26.9	26.9
Income tax provision	—	4.2	—	4.2
Depreciation and amortization	30.4	7.1	0.6	38.1
EBITDA subtotal	293.5	22.3	(15.5)	300.3
MPL proportionate depreciation expense	2.9	—	—	2.9
Turnaround and related expenses	73.3	—	—	73.3
Equity-based compensation expense	—	—	7.1	7.1
Contingent consideration loss	—	—	—	—
Loss on early extinguishment of debt	—	—	—	—
Reorganization and related costs	—	—	3.1	3.1
Gains from derivative activities	—	—	(16.1)	(16.1)
Adjusted EBITDA	$369.7	$22.3	$(21.4)	$370.6

(1)	Represents the non-cash adjustment to record inventory at the lower of cost or market, where cost is determined using the last-in, first-out cost flow method.

(2)    In 2015, the Company modified the methodology whereby corporate costs are allocated to the Refining and Retail segments. This modification resulted in additional costs being allocated to the Refining and Retail segments from the Other segment. The table below presents the increase or (decrease) in Net Income (loss); EBITDA; and Adjusted EBITDA in the 2014 and 2013 periods that would have occurred as a result of this modification if the adjustments had been applied retroactively:

	Year ended December 31, 2014				Year ended December 31, 2013
(in millions)	Refining	Retail	Other	Total	Refining	Retail	Other	Total
Increase (decrease)	(7.7)	(4.4)	12.1	—	(2.2)	(1.6)	3.8	—
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

	For the year ended December 31,
(in millions)	2015	2014	2013
Refining revenue	$2,936.8	$5,097.7	$4,536.0
Refining cost of sales	2,332.2	4,554.7	4,008.4
Refining gross margin	$604.6	$543.0	$527.6
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

	For the year ended December 31,
(in millions)	2015	2014	2013
Retail revenue:
Fuel revenue	$729.4	$1,012.0	$1,089.5
Merchandise revenue	366.4	349.1	341.6
Other revenue	39.4	47.8	46.7
Intercompany eliminations	(19.3)	(18.5)	(18.8)
Retail revenue	1,115.9	1,390.4	1,459.0

Retail cost of sales:
Fuel cost of sales	658.1	945.5	1,029.3
Merchandise cost of sales	272.6	258.7	253.2
Other cost of sales	17.7	27.6	27.9
Intercompany eliminations	(19.3)	(18.5)	(18.8)
Retail cost of sales	929.1	1,213.3	1,291.6

Retail gross margin:
Fuel margin	71.3	66.5	60.2
Merchandise margin	93.8	90.4	88.4
Other margin	21.7	20.2	18.8
Intercompany eliminations	—	—	—
Retail gross margin	$186.8	$177.1	$167.4
Liquidity and Capital Resources
Our primary sources of liquidity have traditionally been cash generated from our operating activities and availability under our ABL Facility. Our ability to generate sufficient cash flows from our operating activities will continue to be primarily dependent on producing or purchasing and selling sufficient quantities of refined products and merchandise at margins sufficient to cover fixed and variable expenses. We may make strategic investments with the objective of increasing cash available for distribution to our unitholders. These strategic investments would be financed via debt or equity issuances or the sale of certain assets. Our ability to make these investments in the future will depend largely on the availability of debt financing, our ability to periodically use equity financing through the issuance of new common units or the ability to sell certain assets. Future financing will depend on various factors, including prevailing market conditions, interest rates and our financial condition and credit rating. For discussions on our refinery gross product margin per barrel and retail fuel margin per gallon and merchandise margin for company-operated stores, see “Results of Operations—Refining Segment” and “Results of Operations—Retail Segment,” and for discussions on factors that affect our results of operations, see “Major Influences on Results of Operations.” For more information on our ABL Facility, see “Description of Our Indebtedness—Senior Secured Asset-Based Revolving Credit Facility.”
As of December 31, 2015, we had $350.0 million of outstanding aggregate principal of our 7.125% senior secured notes due 2020. On September 29, 2014, the Company issued an additional $75.0 million of the 2020 Secured Notes at 105.75% of par for gross proceeds of $79.2 million. This offering was issued under the same indenture and associated terms as the existing 2020 Secured Notes. The Company incurred financing costs of $2.5 million associated with this offering. The issuance premium of $4.2 million and financing costs of $2.5 million associated with this offering are both amortized as a net reduction to interest expense for the remaining life of the notes. The proceeds from the September 2014 offering were used to purchase crude oil inventories in connection with the termination of our crude oil supply and logistics agreement (as amended, the "Crude Intermediation Agreement") with J.P. Morgan Commodities Canada Corporation ("JPM CCC"). The 2020 Secured Notes contain covenants whereby we may distribute all of our available cash (as defined in the 2020 Indenture) to our unitholders if we demonstrate a fixed charge coverage ratio of 1.75 to 1.
Borrowing availability under the ABL Facility is tied to a borrowing base dependent upon the amount of our eligible accounts receivable and inventory. As of December 31, 2015, the borrowing base under the ABL Facility was $199.0 million and availability under the ABL Facility was $152.7 million (which is net of $46.3 million in outstanding letters of credit). The Company had no borrowings under the ABL Facility at December 31, 2015. As of February 19, 2016, the borrowing base under the ABL Facility was $209.9 million and availability under the facility was $128.1 million (which was net of $41.8 million in outstanding letters of credit and $40.0 million in direct borrowings).
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
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
(in millions)	2015	2014	2013
Net cash provided by operating activities	$407.1	$219.6	$229.8
Net cash used in investing activities	(71.8)	(39.5)	(95.5)
Net cash used in financing activities	(352.3)	(178.0)	(321.4)
Net increase (decrease) in cash and cash equivalents	(17.0)	2.1	(187.1)
Cash and cash equivalents at beginning of period	87.9	85.8	272.9
Cash and cash equivalents at end of period	$70.9	$87.9	$85.8
Net Cash Provided By Operating Activities. Net cash provided by operating activities for the year ended December 31, 2015 was $407.1 million. The most significant providers of cash were our net income ($331.0 million) adjusted for non-cash items, such as a lower of cost-or-market inventory adjustments ($60.8 million), depreciation and amortization expense ($44.0 million) and equity-based compensation expense ($10.3 million). Additionally, cash was negatively impacted by a net working capital decrease of $46.8 million, which primarily relates to lower average selling prices of refined products which affected account receivable and lower crude costs which affected accounts payable.
Net cash provided by operating activities for the year ended December 31, 2014 was $219.6 million. The most significant providers of cash were our net income ($241.6 million) adjusted for non-cash items, such as a lower of cost-or-market inventory adjustments ($73.6 million), depreciation and amortization expense ($41.9 million) and equity-based compensation expense ($14.0 million). Additionally, cash was negatively impacted by a net working capital decrease of $159.7 million, which primarily relates to our purchase of crude oil inventory in connection with the termination of our Crude Intermediation Agreement with JPM CCC.
Net cash provided by operating activities for the year ended December 31, 2013 was $229.8 million. The most significant providers of cash were our net income ($231.1 million) adjusted for non-cash items, such as depreciation and amortization expense ($38.1 million), gain from the change in fair value of outstanding derivatives ($41.6 million) and equity-based compensation expense ($7.1 million). Cash was minimally impacted by net working capital changes.
Net Cash Used In Investing Activities. Net cash used in investing activities for the year ended December 31, 2015 was $71.8 million, which related entirely to capital expenditures. Capital spending for the year ended December 31, 2015 primarily included organic growth projects within refining such as the desalter, solvent deasphalting unit, and the No. 2 crude revamp projects. We also made significant expenditures on a regulatory asset related to a firewater tank.
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
Net Cash Used In Financing Activities. Net cash used in financing activities for the year ended December 31, 2015 of $352.3 million related entirely to distributions paid to unitholders.

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
Working Capital
Working capital at December 31, 2015 was $156.2 million, consisting of $519.4 million in total current assets and $363.2 million in total current liabilities, compared to $202.9 million at December 31, 2014. The decrease in working capital from the prior year was primarily due to the decline in crude oil and refined product prices during the year. The decrease in refined product prices reduced accounts receivable. Inventory and accounts payable decreased as a result of the decline in prices, partially offset by an increase in the volume of inventory we held at December 31, 2015.
Prior to October 2014, we maintained a crude oil supply and logistics agreement with JPM CCC pursuant to which JPM CCC assisted us in the purchase of crude oil for our storage tanks at Cottage Grove, Minnesota, which are approximately two miles from our refinery. Upon delivery of the crude oil to us, we paid JPM CCC the price of the crude oil plus certain agreed fees and expenses. In 2014, JPMorgan Chase & Co. announced its intention to sell the physical portions of its commodities business (which includes JPM CCC) to Mercuria Energy Group Ltd. In advance of this sale, JPM CCC and the Company mutually agreed to terminate the Crude Intermediation Agreement. We believe that in addition to avoiding the supply fees, we now have further control over and visibility into our crude oil procurement process as a result of terminating this agreement.
In order to finance the incremental working capital requirement from the termination of the Crude Intermediation Agreement, we issued $75 million of additional senior secured notes under our existing note indenture. We also expanded the capacity of our undrawn ABL Facility from $300 million to $500 million in order to provide further flexibility to manage ongoing working capital requirements.
Our Distribution Policy
We generally expect within 60 days after the end of each quarter to make distributions, if any, to unitholders of record as of the applicable record date. The board of directors of our general partner adopted a policy pursuant to which distributions for each quarter, if any, will equal the amount of available cash we, if any, generate in such quarter. Distributions on our units will be in cash. Available cash for each quarter, if any, will be determined by the board of directors of our general partner following the end of such quarter. Distributions are expected to be based on the amount of available cash generated in such quarter. Available cash for each quarter will generally equal our cash flow from operations for the quarter, excluding working capital changes, less cash required for maintenance, regulatory, and previously approved organic growth capital expenditures, reimbursement of expenses incurred by our general partner and its affiliates, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, including reserves for turnaround and related expenses, working capital, and organic growth projects. Such a decision by the board of directors may have an adverse impact on the available cash in the quarter(s) in which the reserves are withheld and a corresponding mitigating impact on the future quarter(s) in which the reserves are utilized. Actual turnaround and related expenses and capital expenditures for organic growth projects will be funded with cash reserves or borrowings under the ABL Facility. We may also choose to fund organic growth via issuance of debt or equity securities or borrowings under the ABL Facility. We do not intend to maintain excess distribution coverage or reserve cash for the purpose of maintaining stability or growth in our quarterly distribution. We do not intend to incur debt to pay quarterly distributions. We expect to finance substantially all of our external growth, either by issuances of debt or equity securities, or through borrowings under the ABL Facility.
Because our policy will be to distribute an amount equal to the available cash, if any, we generate each quarter, our unitholders will have direct exposure to fluctuations in the amount of cash generated by our business. The amount of quarterly distributions, if any, will vary based on operating cash flow during such quarter. As a result, quarterly distributions, if any, will not be stable and will vary from quarter to quarter as a direct result of variations in, among other factors, (i) operating performance, (ii) cash flows caused by, among other things, fluctuations in the prices of crude oil and other feedstocks and the prices received for finished products, (iii) working capital requirements, including inventory fluctuations, (iv) maintenance and regulatory capital expenditures, (v) organic growth capital expenditures less any amounts we may choose to fund with borrowings from our ABL Facility or by issuance of debt or equity securities and (vi) cash reserves deemed necessary or appropriate by the board of directors of our general partner. Such variations in the amount of the quarterly distributions may be significant. Unlike most publicly traded partnerships, we do not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. The board of directors of our general partner may change the foregoing distribution policy at any time. Our partnership agreement does not require us to pay distributions to our unitholders on a quarterly or other basis.

The following table details the quarterly distributions paid to common unitholders since our IPO in July 2012 (in millions, except per unit amounts):

Date Declared	Date Paid	Common Units and equivalents at record date (in millions)	Distribution per common unit and equivalent	Total Distribution (in millions)
2012 Distributions:
November 12, 2012	November 29, 2012	92.0	$1.48	$136.1
Total distributions paid during 2012			$1.48	$136.1
2013 Distributions:
February 11, 2013	February 28, 2013	91.9	$1.27	$116.7
May 13, 2013	May 30, 2013	92.2	$1.23	113.4
August 13, 2013	August 29, 2013	92.2	$0.68	62.7
November 11, 2013	November 27, 2013	92.2	$0.31	28.6
Total distributions paid during 2013			$3.49	$321.4
2014 Distributions:
February 7, 2014	February 28, 2014	92.7	$0.41	$38.0
May 6, 2014	May 30, 2014	93.0	$0.77	71.6
August 5, 2014	August 29, 2014	93.0	$0.53	49.3
November 4, 2014	November 25, 2014	93.1	$1.00	92.9
Total distributions paid during 2014			$2.71	$251.8
2015 Distributions:
February 5, 2015	February 27, 2015	93.7	$0.49	$45.9
May 5, 2015	May 29, 2015	93.7	$1.08	100.8
August 4, 2015	August 28, 2015	93.7	$1.19	111.3
November 3, 2015	November 25, 2015	93.7	$1.04	97.3
Total distributions paid during 2015			$3.80	$355.3
2016 Distributions:
February 3, 2016	February 19, 2016	94.2	$0.38	$35.7
Total distributions declared during 2016			$0.38	$35.7

Total distributions declared since our IPO			$11.86	$1,100.3
Notwithstanding our distribution policy, certain provisions of the indenture governing the 2020 Secured Notes and our ABL Facility may restrict the ability of Northern Tier Energy LLC, our operating subsidiary, to distribute cash to us. See “Description of Our Indebtedness.”

The following table details our calculation of cash available for distribution for the three months ended December 31, 2015 (in millions):

Three Months Ended December 31, 2015
Net loss	$(12.6)
Adjustments:
Interest expense	6.2
Income tax provision	1.1
Depreciation and amortization	11.4
EBITDA subtotal	6.1
Lower of cost or market inventory adjustments(2)	73.0
MPL proportionate depreciation expense	0.8
Turnaround and related expenses	1.2
Equity-based compensation expense	2.4
Merger-related expenses	2.5
Adjusted EBITDA(1)	86.0
Cash interest	(7.1)
Cash income taxes paid	(3.4)
MPL proportionate depreciation expense	(0.8)
Increase in working capital reserve(3)	(8.0)
Capital expenditures(4)	(16.0)
Cash reserve for turnaround and related expenses(5)	(7.5)
Cash reserve for organic growth projects(6)	(7.5)
Cash Available for Distribution(7)	$35.7

(1)
Adjusted EBITDA is not a presentation made in accordance with GAAP and our computation of Adjusted EBITDA may vary from others in our industry. In addition, Adjusted EBITDA contains some, but not all, adjustments that are taken into account in calculating the components of various covenants in the agreements governing our 2020 Secured Notes and the ABL Facility. We believe the presentation of Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. The calculation of Adjusted EBITDA generally eliminates the effects of financings, income taxes and the accounting effects of significant turnaround activities which many of our peers capitalize and therefore exclude from Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to operating income or net income as measures of operating performance. In addition, Adjusted EBITDA is not presented as, and should not be considered, an alternative to cash flow from operations as a measure of liquidity. Adjusted EBITDA is defined as net income (loss) before interest expense, income taxes and depreciation and amortization, adjusted for depreciation from the Minnesota Pipe Line operations, lower of cost or market inventory adjustments, turnaround and related expenses, equity-based compensation expense and merger-related expenses. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation, or as a substitute for analysis of the results as reported under GAAP.

(2)
Includes adjustments to reserves to state inventory at the lower of cost or market as of period end. Quarterly non-cash lower of cost or market inventory reserve adjustments are excluded from Adjusted EBITDA.

(3)
Represents an increase in the working capital reserve established in the fourth quarter 2014. Changes in crude oil prices can impact cash generated from operations due to the timing of crude oil payables. During the fourth quarter 2015, crude oil prices decreased, resulting in an estimated $8.0 million reduction in the Company's cash earnings from operations and a reduction in working capital. As a result, the Board of Directors of Northern Tier's general partner increased the working capital reserve accordingly.

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

(6)
The cash reserve for organic growth projects of $7.5 million is used to fund approved organic growth projects. Since spending may be significant in any given quarter, reserves are made over several quarters in order to mitigate the impact on cash available for distribution. To the extent actual spending on organic growth projects exceeds the cash reserve, we may consider borrowing on our ABL Facility to fund the difference. Subsequent quarterly cash reserves for organic growth projects may be used to repay any outstanding borrowings under the ABL Facility that were made for the purpose of funding organic growth projects.

(7)
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

Pursuant to the terms of the Merger Agreement, with respect to the quarter in which the closing date for the Merger occurs, Northern Tier will, to the extent it generates available cash in such quarter, make a prorated quarterly cash distribution of such available cash to all Northern Tier common unitholders including NT InterHoldCo, for the portion of the quarter that the Northern Tier common unitholders other than Western Refining and its subsidiaries (“Northern Tier Public Unitholders”) own Northern Tier common units prior to the closing date for the Merger, in the event that Northern Tier Public Unitholders who receive Western Refining common stock in the Merger would not receive a dividend with respect to the Western Refining common stock received in the Merger, due to the record date for such dividend occurring before the closing date for the Merger. Any prorated quarterly distribution for the quarter in which the closing date occurs will be paid to Northern Tier Public Unitholders as of the effective time for the Merger, together with the Merger consideration payable with respect to the Merger.
Capital Spending
Total capital spending was $71.8 million for the year ended December 31, 2015. Capital spending for the year ended December 31, 2015 primarily included organic growth projects (totaling approximately $39.8 million) involving our desalters, our SDA unit and a revamp of our No. 2 crude unit, all at our refinery. Additionally, we had significant spending on a regulatory project related to a firewater tank at the St. Paul Park refinery of $12.5 million. Capital spending for the year ended December 31, 2014 totaled $44.8 million,  primarily including the updated wastewater treatment plant construction (approximately $15.4 million) at our refinery as well as safety related enhancements and facility improvements at the refinery and retail store locations. Capital spending for the year ended December 31, 2013 of $96.6 million was primarily related to the capacity expansion project on one of our crude distillation units, our wastewater treatment plant construction at our refinery as well as safety related enhancements and facility improvements at the refinery and retail store locations.
We currently expect to spend approximately $100 million for full year 2016, which includes approximately $60 million for approved organic growth projects and $5 million for other discretionary projects. The board of directors of our general partner may approve cash reserves for discretionary projects in determining cash available for distributions. These reserves could replenish cash used for discretionary projects in prior years and could be utilized for future discretionary projects. Beginning in the third quarter of 2015, the board of directors of our general partner approved a quarterly cash reserve of $7.5 million for approved organic growth projects. Since spending may be significant in any given quarter, reserves are made over several quarters in order to mitigate the impact on cash available for distribution. To the extent actual spending on organic growth projects exceeds the cash reserve, we may consider borrowing on our ABL Facility to fund the difference. Subsequent quarterly cash reserves for organic growth projects may be used to repay any outstanding borrowing under the ABL Facility that were made for the purpose of funding organic growth projects.
Contractual Obligations and Commitments
We have the following contractual obligations and commitments as of December 31, 2015 (in millions):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt(1)	$26.9	$53.8	$401.4	$—	$482.1
Lease obligations(2)	32.3	56.3	52.8	175.5	316.9
Capital expenditures(3)	13.8	—	—	—	13.8
Environmental remediation costs	6.3	0.4	0.4	2.1	9.2

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
Off-Balance Sheet Arrangements
We are party to a lease arrangement with Realty Income (the "Realty Income Lease"), pursuant to which we leased 135 SuperAmerica convenience stores and one support facility over a 15-year initial term at an aggregate annual rent fixed for five years at an annual rate of $20.3 million, with consumer price index-based rent increases thereafter. As of December 31, 2015, we have 133 SuperAmerica convenience stores and one support facility remaining under the Realty Income Lease.
Additionally, we utilize letters of credit through our ABL Facility to provide collateral to certain suppliers that require it. These instruments require the payment of interest and fees but no liability is recognized for the principal amount of letters of credit outstanding. See Description of Our Indebtedness below for more information.
Description of Our Indebtedness
Senior Secured Asset-Based Revolving Credit Facility. On September 29, 2014, we amended our July 2012 revolving credit agreement with JP Morgan Chase Bank, N.A. as administrative agent and collateral agent (ABL Agent), Bank of America, N.A. as syndication agent, and lenders party thereto, to increase the capacity to an aggregate principal amount of up to $500 million and to extend the maturity to September 29, 2019 (of which $150 million could be utilized for the issuance of letters of credit and up to $30 million may be short-term borrowings upon same-day notice, referred to as swingline loans) and could be increased up to a maximum aggregate principal amount of $750 million, subject to borrowing base availability and lender approval. Availability under our ABL Facility at any time will be the lesser of (a) the aggregate commitments under our ABL Facility and (b) the borrowing base, less any outstanding borrowings and letters of credit. The borrowing base is calculated based on a percentage of eligible accounts receivable, petroleum inventory and other assets.
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
The facility may be used for general corporate purposes, including to fund working capital needs and letter of credit requirements. The Company incurred financing costs associated with the amended ABL Facility of $3.0 million which are being amortized to interest expense through the date of maturity.
As of December 31, 2015, the availability under our ABL Facility was $152.7 million. This availability is net of $46.3 million in outstanding letters of credit as of December 31, 2015. We had no borrowings under our ABL Facility at December 31, 2015.
2020 Secured Notes. On November 8, 2012, Northern Tier Energy LLC, our wholly-owned subsidiary (“NTE LLC”), and Northern Tier Finance Corporation (together with NTE LLC, the “Notes Issuers”), issued $275 million in aggregate principal amount of 7.125% senior secured notes due 2020.

On September 29, 2014, the Company issued an additional $75.0 million of the 2020 Secured Notes at 105.75% of par for gross proceeds of $79.2 million. This offering was issued under the same indenture and associated terms as the original 2020 Secured Notes. The issuance premium of $4.2 million and financing costs of $2.5 million associated with this offering are both being amortized as a net reduction to interest expense over the remaining life of the notes. The proceeds from this offering were used to finance a portion of the purchase of crude oil inventories previously held by JPM CCC as a result of our termination of the Crude Intermediation Agreement on September 30, 2014. Effective in January 2015, the $75.0 million issued in 2014 was registered with the SEC and became publicly traded debt.
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
Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2015, 2014 and 2013. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy.
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
Commodity Price Risk
As a refiner of petroleum products, we have exposure to market pricing for products sold in the future. In order to realize value from our processing capacity, we must achieve a positive spread between the cost of raw materials and the value of finished products (i.e., refinery gross product margin or crack spread). The physical commodities that comprise our raw materials and finished goods are typically bought and sold at a spot or index price that can be highly variable. The timing, direction and overall change in refined product prices versus crude oil prices will impact profit margins and could have a significant impact on our earnings and cash flows. Assuming all other factors remained constant, a $1 per barrel change in our average refinery gross product margin, based on our average refinery throughput for the year ended December 31, 2015 of 96,515 bpd, would result in a change of $35.2 million in our overall gross margin.
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
We carry inventories of crude oil, intermediates and refined products (“hydrocarbon inventories”) on our balance sheet, the values of which are subject to fluctuations in market prices. Our crude oil inventories totaled approximately 2.5 million barrels and 1.7 million barrels at December 31, 2015 and December 31, 2014. The average cost of these crude oil inventories was approximately $68.52 and $81.41 per barrel on a LIFO basis at December 31, 2015 and December 31, 2014, respectively, excluding the impact of the lower of cost or market reserve of $66.3 million and $35.3 million at December 31,

2015 and December 31, 2014, respectively. Our refined and intermediate products totaled approximately 2.0 million barrels and 1.7 million barrels and at December 31, 2015 and December 31, 2014, respectively. The average cost of our refined and intermediate inventories was approximately $81.71 and $86.39 per barrel on a LIFO basis at December 31, 2015 and December 31, 2014, respectively, excluding the impact of the lower of cost of market reserve of $68.1 million and $38.3 million at December 31, 2015 and December 31, 2014, respectively.
Basis Risk
The effectiveness of our risk mitigation strategies is dependent upon the correlation of the price index utilized for the hedging activity and the cash or spot price of the physical commodity for which price risk is being mitigated. Basis risk is a term we use to define that relationship. Basis risk can exist due to several factors, for example the location differences between the derivative instrument and the underlying physical commodity. Our selection of the appropriate index to utilize in a hedging strategy is a prime consideration in our basis risk exposure. In hedging NYMEX or U.S. Gulf Coast (or any other relevant benchmark) crack spreads, we experience location basis as the settlement price of NYMEX refined products (related more to New York Harbor cash markets) or U.S. Gulf Coast refined products (related more to U.S. Gulf Coast cash markets) may be different than the prices of refined products in our Upper Great Plains pricing area. The risk associated with not hedging the basis when using NYMEX or U.S. Gulf Coast forward contracts to fix future margins is if the crack spread increases based on prices traded on NYMEX or U.S. Gulf Coast while pricing in our market remains flat or decreases, then we would be in a position to lose money on the derivative position while not earning an offsetting additional margin on the physical position based on the pricing in our market. Assuming all other factors remained constant, a $1 per barrel change in our gasoline and distillate basis would result in an annual change of $17.0 million and $12.2 million in our gross product margin on gasoline and distillate sales, respectively, based on our average refinery production for the year ended December 31, 2015 of 46,453 bpd and 33,356 bpd, respectively.
Commodities Price and Basis Risk Management Activities
We have entered into agreements that govern all cash-settled commodity transactions that we enter into with various counterparties for the purpose of managing our risk with respect to the crack spread created by the purchase of crude oil for future delivery and the sale of refined petroleum products, including gasoline, diesel, jet fuel and heating fuel, for future delivery. Under the agreements, as market conditions permit, we have the capacity to mitigate our crack spread risk with respect to reasonable percentages of the refinery’s projected monthly production of some or all of these refined products. As of December 31, 2014, we had no hedged barrels of future gasoline and diesel production.
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
We are exposed to credit risk in the event of nonperformance by our counterparties on its risk mitigating arrangements. The counterparties are large financial institutions with credit ratings of at least BBB+ by Standard and Poor’s and A3 by Moody’s. In the event of default, we would potentially be subject to losses on a derivative instrument’s mark-to-market gains. We do not expect nonperformance of the counterparties involved in our risk mitigation arrangements.

Item 8. Financial Statements and Supplementary Data.
NORTHERN TIER ENERGY LP
Index to Financial Statements

Management’s Report on Internal Control Over Financial Reporting	82
Report of Independent Registered Accounting Firm as of December 31, 2015 and December 31, 2014 and for the years ended December 31, 2015 and December 31, 2014	83
Report of Independent Registered Accounting Firm on our assessment of the effectiveness over internal controls as of December 31, 2015	84
Report of Independent Registered Accounting Firm for the year ended December 31, 2013	85
Consolidated Balance Sheets	86
Consolidated Statements of Operations and Comprehensive Income	87
Consolidated Statements of Cash Flows	88
Consolidated Statements of Partners’ Capital	89
Notes to Consolidated Financial Statements	90

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, our management concludes that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP , an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors, General Partner and Unitholders of
Northern Tier Energy LP
Tempe, Arizona

We have audited the accompanying consolidated balance sheet of Northern Tier Energy LP and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, partners’ capital and member’s interest, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern Tier Energy LP and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors, General Partner and Unitholders of
Northern Tier Energy LP
Tempe, Arizona

We have audited the internal control over financial reporting of Northern Tier Energy LP and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 26, 2016

Report of Independent Registered Public Accounting Firm

To Board of Directors, General Partner and Unitholders of Northern Tier Energy LP

In our opinion, the consolidated statements of operations and comprehensive income, of partners’ capital and member’s interest and cash flows for the year ended December 31, 2013 present fairly, in all material respects, the results of operations and cash flows of Northern Tier Energy LP and its subsidiaries for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Minneapolis, Minnesota

February 27, 2014, except for the effects of the reclassification of derivative activities described in Note 2 to the consolidated financial statements, as to which the date is February 27, 2015.

NORTHERN TIER ENERGY LP
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70.9	$87.9
Accounts receivable, net	186.0	236.0
Inventories	241.2	252.1
Other current assets	21.3	13.8
Total current assets	519.4	589.8
NON-CURRENT ASSETS
Equity method investment	82.1	80.7
Property, plant and equipment, net	487.8	445.8
Intangible assets	33.8	33.8
Other assets	14.2	14.8
Total Assets	$1,137.3	$1,164.9
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	301.4	334.3
Accrued liabilities	61.8	52.6
Total current liabilities	363.2	386.9
NON-CURRENT LIABILITIES
Long-term debt	342.0	340.1
Lease financing obligation	11.1	8.6
Other liabilities	27.9	25.6
Total liabilities	744.2	761.2
Commitments and contingencies	—	—
EQUITY
Partners' capital (92,833,486 and 92,712,744 units issued and outstanding at December 31, 2015 and 2014, respectively)	392.9	406.9
Accumulated other comprehensive income (loss)	0.2	(3.2)
Total equity	393.1	403.7
Total Liabilities and Equity	$1,137.3	$1,164.9
The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in millions, except unit and per unit data)

	For the year ended December 31,
	2015	2014	2013
REVENUE (a)	$3,405.0	$5,556.0	$4,979.2
COSTS, EXPENSES AND OTHER
Cost of sales (a)	2,613.5	4,835.9	4,284.2
Direct operating expenses	297.8	288.8	262.4
Turnaround and related expenses	10.6	14.9	73.3
Depreciation and amortization	44.0	41.9	38.1
Selling, general and administrative expenses	82.9	87.8	85.8
Reorganization and related costs	—	12.9	3.1
Merger-related expenses	2.5	—	—
Income from equity method investment	(14.8)	(2.2)	(10.0)
Other (income) loss, net	0.4	0.7	(3.8)
OPERATING INCOME	368.1	275.3	246.1
Gains from derivative activities	—	—	16.1
Interest expense, net	(28.7)	(26.6)	(26.9)
INCOME BEFORE INCOME TAXES	339.4	248.7	235.3
Income tax provision	(8.4)	(7.1)	(4.2)
NET INCOME	331.0	241.6	231.1
Other comprehensive income (loss), net of tax:
Post-employment benefit plans gain (loss)	3.4	(1.2)	0.5
COMPREHENSIVE INCOME	$334.4	$240.4	$231.6

EARNINGS PER UNIT INFORMATION:
Weighted average number of units outstanding:
Basic	92,492,796	92,222,793	91,915,335
Diluted	92,857,829	92,260,045	91,915,335
Earnings per unit:
Basic	$3.58	$2.61	$2.51
Diluted	$3.56	$2.61	$2.51

SUPPLEMENTAL INFORMATION:
(a) Excise taxes included in revenue and cost of sales	$402.9	$396.4	$316.4
The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the year ended December 31,
Increase (decrease) in cash	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$331.0	$241.6	$231.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44.0	41.9	38.1
Non-cash interest expense	2.0	2.8	2.4
Equity-based compensation expense	10.3	14.0	7.1
Deferred income taxes	2.8	2.6	0.9
Loss (gain) from the change in fair value of outstanding derivatives	4.7	2.8	(41.6)
Equity investment earnings, net of dividends	(1.7)	—	—
Change in lower of cost or market inventory adjustment	60.8	73.6	—
Changes in assets and liabilities, net:
Accounts receivable	48.9	6.0	(112.7)
Inventories	(49.9)	(152.3)	(11.1)
Other current assets	(7.3)	9.8	8.3
Accounts payable and accrued liabilities	(39.2)	(28.5)	110.3
Other, net	0.7	5.3	(3.0)
Net cash provided by operating activities	407.1	219.6	229.8
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(71.8)	(44.8)	(96.6)
Return of capital from investments	—	5.3	1.1
Net cash used in investing activities	(71.8)	(39.5)	(95.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior secured notes	—	79.2	—
Proceeds from revolving credit arrangement	—	30.0	50.0
Repayments of revolving credit arrangement	—	(30.0)	(50.0)
Financing costs	—	(5.4)	—
Equity distributions	(352.3)	(251.8)	(321.4)
Net cash used in financing activities	(352.3)	(178.0)	(321.4)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(17.0)	2.1	(187.1)
Cash and cash equivalents at beginning of period	87.9	85.8	272.9
Cash and cash equivalents at end of period	$70.9	$87.9	$85.8
The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
(in millions, except unit and per unit data)

	Partners' Capital		Accumulated Other Comprehensive Income (Loss)
	Common Units	Value		Total
Balance at December 31, 2012	91,921,112	$486.3	$(2.5)	$483.8
Net income	—	231.1	—	231.1
Distributions to limited partners ($3.49 per unit)	—	(321.4)	—	(321.4)
Other comprehensive income	—	—	0.5	0.5
Equity-based compensation, net of forfeitures	179,251	7.1	—	7.1
Balance at December 31, 2013	92,100,363	403.1	(2.0)	401.1
Net income	—	241.6	—	241.6
Distributions to limited partners ($2.71 per unit)	—	(251.8)	—	(251.8)
Other comprehensive loss	—	—	(1.2)	(1.2)
Equity-based compensation, net of forfeitures	612,381	14.0	—	14.0
Balance at December 31, 2014	92,712,744	406.9	(3.2)	403.7
Net income	—	331.0	—	331.0
Distributions to limited partners ($3.80 per unit)	—	(355.3)	—	(355.3)
Other comprehensive income	—	—	3.4	3.4
Equity-based compensation, net of forfeitures	120,742	10.3	—	10.3
Balance at December 31, 2015	92,833,486	$392.9	$0.2	$393.1
The accompanying notes are an integral part of these consolidated financial statements.

NORTHERN TIER ENERGY LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Northern Tier Energy LP (“NTE LP”, "NTI", the “Company” or "Northern Tier") is an independent downstream energy company with refining, retail and pipeline operations that serve the Petroleum Administration for Defense District II (“PADD II”) region of the United States. NTE LP holds 100% of the membership interest in Northern Tier Energy LLC (“NTE LLC”) and was organized in such a way as to be treated as a master limited partnership (“MLP”) for tax purposes.
NTE LP includes the operations of NTE LLC, St. Paul Park Refining Co. LLC (“SPPR”), Northern Tier Retail Holdings LLC (“NTRH”) and Northern Tier Oil Transport LLC (“NTOT”). NTRH is the parent company of Northern Tier Retail LLC (“NTR”) and Northern Tier Bakery LLC (“NTB”). NTR is the parent company of SuperAmerica Franchising LLC (“SAF”). NTRH has elected to be treated as a corporation for income tax purposes in order to preserve the MLP tax status of NTE LP. SPPR has a 17% interest in MPL Investments and a 17% interest in Minnesota Pipe Line Company, LLC (“MPL”). MPL Investments owns 100% of the preferred interest in MPL which owns and operates a 465,000 barrel per day (“bpd”) crude oil pipeline in Minnesota (see Note 2). NTOT is a crude oil trucking business in North Dakota that collects crude oil directly from wellheads in the Bakken Shale and transports it to regional pipeline and rail facilities.
On November 5, 2013, the Company's previous private equity sponsors contributed all of their remaining interests in NTE LP and Northern Tier Energy GP LLC, the non-economic general partner of NTE LP, which previously had been held in an entity named Northern Tier Holdings LLC ("NT Holdings") to a new entity, NT InterHoldCo LLC. Subsequent to the contribution, the NT Holdings entered into a definitive agreement to sell all of their interests in NT InterHoldCo LLC to Western Refining, Inc. (“Western Refining”) for total consideration of $775 million plus the distribution on the common units acquired with respect to the quarter ended September 30, 2013. At the time of this transaction, Western Refining indirectly owned 100% of Northern Tier Energy GP LLC ("NTE GP"), the general partner of NTE LP, and 35,622,500 common units, or 38.7%, of NTE LP. The balance of the limited partner units remain publicly traded. NTE LP received no proceeds from this transaction.
On December 21, 2015, Western Refining and NTE LP announced that they had entered into an Agreement and Plan of Merger dated as of December 21, 2015 with Western Acquisition Co, LLC and NTE GP whereby Western Refining will acquire all of Northern Tier's outstanding common units not already owned by Western Refining. Under the terms of the Merger Agreement, Northern Tier unitholders other than Western Refining (“NTI Public Unitholders”) will receive $15.00 in cash and 0.2986 of a share of Western Refining common stock for each Northern Tier common unit held. As an alternative to the cash and stock consideration, each NTI Public Unitholder may elect to receive, per Northern Tier unit, either $26.06 in cash or 0.7036 of a share of Western Refining common stock. The election will be subject to proration to ensure that the aggregate cash paid and Western Refining common stock issued in the Merger will equal the total amount of cash and number of shares of Western Refining common stock that would have been paid and delivered if all NTI Public Unitholders received $15.00 in cash and 0.2986 of a share of Western Refining common stock per Northern Tier common unit. Upon completion, NTI Public Unitholders are expected to own approximately 15% of Western Refining. The transaction is expected to close in the first half of 2016, pending the satisfaction of certain customary closing conditions and the approval of the Merger at a special meeting of the NTI unitholders (see Note 21).
As of December 31, 2015, SPPR, which is located in St. Paul Park, Minnesota, has total crude oil throughput capacity of 97,800 barrels per stream day. Refining operations include crude fractionation, catalytic cracking, hydrotreating, reforming, alkylation, sulfur recovery and a hydrogen plant. The refinery processes predominately North Dakota and Canadian crude oils into products such as gasoline, diesel, jet fuel, kerosene, asphalt, propane, propylene and sulfur. The refined products are sold to markets primarily located in the Upper Great Plains of the United States.
As of December 31, 2015, NTR operates 168 convenience stores under the SuperAmerica brand and SAF supports 109 franchised stores which also utilize the SuperAmerica brand. These 277 SuperAmerica stores are primarily located in Minnesota and Wisconsin and sell gasoline, merchandise, and in some locations, diesel fuel. There is a wide range of merchandise sold at the stores including prepared foods, beverages and non-food items. The merchandise sold includes a significant number of proprietary items.
NTB prepares and distributes food products under the SuperMom’s Bakery brand primarily to SuperAmerica branded retail outlets.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission ("SEC").

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
MPL Investments owns all of the preferred membership units of MPL. This investment in MPL Investments, which provides the Company no significant influence over MPL Investments, is accounted for as a cost method investment. The investment in MPL Investments is carried at a value of $6.8 million as of both December 31, 2015 and 2014 and is included in other noncurrent assets within the consolidated balance sheets.
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
Operating Segments
The Company has two reportable operating segments; Refining and Retail (see Note 19 for further information on the Company’s operating segments). The Refining and Retail operating segments consist of the following:

•	Refining – operates the St. Paul Park, Minnesota refinery, terminal and related assets, NTOT and includes the Company’s interest in MPL and MPL Investments, and

•
Retail – comprised 168 Company operated convenience stores and 109 franchisee operated convenience stores as of December 31, 2015, primarily in Minnesota and Wisconsin. The retail segment also includes the operation of NTB.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.
Receivables and Allowance for Doubtful Accounts
Receivables of the Company primarily consist of customer accounts receivable. The accounts receivable are due from a diverse base including companies in the petroleum industry, airlines and governmental entities. The allowance for doubtful accounts is reviewed regularly for collectability. All customer receivables are recorded at the invoiced amounts and generally do not bear interest. When it becomes probable the receivable will not be collected, the balances for customer receivables are charged directly to bad debt expense. The allowance for doubtful accounts was zero and $0.2 million as of December 31, 2015 and December 31, 2014, respectively.
Inventories
Crude oil, refined product and other feedstock and blendstock inventories are carried at the lower of cost or market ("LCM"). Cost is determined principally under the last-in, first-out (“LIFO”) cost flow method to reflect a better matching of costs and revenues for refining inventories. Costs include both direct and indirect expenditures incurred in bringing an item or product to its existing condition and location. Ending inventory costs in excess of market value are written down to net realizable market values and charged to cost of sales in the period recorded. In subsequent periods, a new LCM determination is made based upon current circumstances for each of the Company's various inventory product pools and can result in a reversal of previously recorded reserves. However, in no case would the LCM reserve be reversed beyond zero. The Company has LIFO pools for crude oil and other feedstocks and for refined products in its Refining segment and a LIFO pool for refined products inventory held by the retail stores in its Retail segment. Retail merchandise inventory is valued using the average cost method.

Property, Plant and Equipment
Property, plant and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. Such assets or asset groups are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected undiscounted future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. The amortization of capital lease assets is presented in depreciation and amortization.
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
Expenditures for routine maintenance and repair costs are expensed when incurred. Refinery process units require periodic major maintenance and repairs that are commonly referred to as “turnarounds.” Turnaround cycles vary from unit to unit but can be as short as one year for catalyst changes to as long as six years. Turnaround costs are expensed as incurred.
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
In 2010 and 2011, the EPA issued partial waivers with conditions allowing a maximum of 15% ethanol to be used in certain vehicles. Future changes to existing laws and regulations could increase the minimum volumes of renewable fuels that must be blended with refined petroleum fuels. Because the Company does not produce renewable fuels, increasing the volume of renewable fuels that must be blended into its products could displace an increasing volume of the Company's refineries' product pool, potentially resulting in lower earnings and materially adversely affecting our ability to issue dividends to the Company's unitholders. The purchase price for RINs is volatile and may vary significantly from period to period. Historically, the cost of purchased RINs has not had a significant impact upon the Company's operating results. The Company anticipates 2014 and 2015 will be consistent with this history.
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
Excise Taxes
The Company is required by various governmental authorities, including federal and state, to collect and remit taxes on certain products. Such taxes are presented on a gross basis in revenue and cost of sales in the consolidated statements of operations. These taxes totaled $402.9 million, $396.4 million and $316.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Derivative Financial Instruments
The Company is exposed to earnings and cash flow volatility due to fluctuations in crude oil, refined products, and natural gas prices. The timing of certain commodity purchases and sales also subject the Company to earnings and cash flow volatility. To manage these risks, the Company may use derivative instruments associated with the purchase or sale of crude oil, refined products, and natural gas to hedge volatility in our refining and operating margins. The Company may use forwards, futures, options, and swaps contracts to manage price risks associated with inventory quantities above or below target levels. Crack spread and crude differential futures and swaps contracts may also be used to hedge the volatility of refining margins.
All derivative instruments, except for those that meet the normal purchases and normal sales exception, are recorded in the consolidated balance sheets at fair value and are classified depending on the maturity date of the underlying contracts. Changes in the fair value of the Company's contracts are accounted for by marking them to market and recognizing any resulting gains or losses in the condensed consolidated statements of operations and comprehensive income. Gains and losses from derivative activity specific to managing price risk on inventory quantities both above and below target levels are included within cost of sales. Derivative gains and losses are reported as operating activities within the consolidated statements of cash flows.
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
Advertising
The Company expenses the costs of advertising as incurred. Advertising expense was $2.9 million, $2.3 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Asset Retirement Obligations
The fair value of asset retirement obligations is recognized in the period in which the obligations are incurred if a reasonable estimate of fair value can be made. Conditional asset retirement obligations for removal and disposal of fire-retardant material from certain refining assets have been recognized. The amounts recorded for such obligations are based on the most probable current cost projections. Asset retirement obligations have not been recognized for the removal of materials and equipment from or the closure of certain refinery, pipeline, terminal and retail marketing assets because the fair value cannot be reasonably estimated since the settlement dates of the obligations are indeterminable. Current inflation rates and credit-adjusted-risk-free interest rates are used to estimate the fair value of asset retirement obligations. Depreciation of capitalized asset retirement costs and accretion of asset retirement obligations are recorded over time. Depreciation is determined on a straight-line basis, while accretion escalates over the lives of the assets. See further information on our asset retirement obligations in Note 13.

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
Cash balance and retiree medical plan expenses and liabilities are determined based on actuarial valuations. Inherent in these valuations are key assumptions including discount rates, future compensation increases, expected return on plan assets, health care cost trends, and demographic data. Changes in our actuarial assumptions are primarily influenced by factors outside of our control and could have a significant effect on our pension and retiree medical liabilities and costs. See further information on our plans in Note 15.
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
Comprehensive Income
The Company has unrecognized prior service cost related to both its defined benefit cash balance plan as of December 31, 2015, 2014 and 2013 and unrecognized actuarial losses and prior service cost related to its retiree medical plan as of December 31, 2015 and 2014 (see Note 15). The accumulated unrecognized costs related to these plans amount to $0.2 million and $3.2 million as of December 31, 2015 and 2014, respectively. These gains/(losses) of $3.4 million, $(1.2) million and $0.5 million were recognized directly to equity as an element of other comprehensive income (loss) in the years ended December 31, 2015, 2014 and 2013, respectively.
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

Derivatives
Related to our derivative activities, a $7.4 million net gain from derivative activity not related to our crack spread hedges has been reclassified from gains (losses) from derivative activities to cost of sales for the year ended December 31, 2013 within the consolidated statements of operations and comprehensive income.
Income from equity method investment
Income from our equity method investment in MPL has been reclassified from other (income) loss, net to a separate line titled income from equity method investment. The amount of this reclassification was income of $10.0 million for the year ended December 31, 2013.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2014, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU 2014-09. This guidance will now be effective for our financial statements in the annual period beginning after December 15, 2017. We are evaluating the effect of adopting this new accounting guidance and do not expect adoption will have a material impact on our results of operations, cash flows or financial position.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires debt issuance costs related directly to notes payable be deducted from the face amount of that note and the amortization of such costs be classified as interest expense. This guidance is effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity must retrospectively apply the guidance. Effective December 31, 2015, the Company adopted the accounting and reporting requirements included in ASU No. 2015-03 and ASU No. 2015-15 for balance sheet classification of debt issuance costs requiring debt issuance costs to be presented as an offset to the related debt. The Company has applied these requirements retrospectively. Accordingly, the Company has offset $7.3 million of debt issuance costs previously included in other assets within long-term debt of 340.1 million in its December 31, 2014 consolidated balance sheet. The adoption of these accounting and reporting requirements had no impact on the Company’s results of operations or cash flows.
In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes,” which requires deferred income tax balances to be presented as noncurrent. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016, with early adoption permitted. Effective December 31, 2015, the Company adopted the accounting and reporting requirements included in ASU 2015-17 for balance sheet classification of deferred taxes requiring deferred tax assets and liabilities to be classified as noncurrent. The Company has applied these requirements retrospectively. Accordingly, the Company has included $1.4 million of previously reported current deferred income tax assets in the $13.3 million noncurrent deferred income tax liabilities in its December 31, 2014 consolidated balance sheet. The adoption of these accounting and reporting requirements had no impact on the Company’s results of operations or cash flows.
In February 2016, the FASB issued ASU 2016-02 “Leases,” which replaces the existing guidance in Accounting Standards Codification (“ASC”) 840. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 with early adoption permitted. The guidance requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability.  For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense.  The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and footnote disclosures.

3. RELATED PARTY TRANSACTIONS
As of December 31, 2015, Western Refining owned 35,622,500 common units, or 38.4%, of NTE LP as well as 100% of NT InterHoldCo LLC, which owned 100% of NTE GP, the general partner of NTE LP. On December 21, 2015, Western Refining, Inc. and Northern Tier Energy LP announced that they had entered into an Agreement and Plan of Merger dated as of December 21, 2015 with Western Acquisition Co, LLC, Northern Tier GP LLC and Northern Tier Energy LP of whereby Western Refining will acquire all of Northern Tier's outstanding common units not already owned by Western Refining (see Note 21).
The Company has engaged in several types of transactions with Western Refining including crude and feedstock purchases, asphalt purchases, finished product purchases and railcar leases. Additionally, the Company is party to a shared services agreement with Western Refining and Western Refining Logistics, LP whereby the Company both receives and provides administrative support services. The shared services agreement was entered into with Western Refining as of September 1, 2014, and was approved by the Conflicts Committee of the board of directors of NTE LP's general partner. On May 4, 2015, Western Refining Logistics, LP joined as a party to this agreement. The services covered by the shared services agreement include assistance with treasury, risk management and commercial operations, environmental compliance, information technology support, internal audit and legal.
MPL is also a related party of the Company. Prior to September 30, 2014, the Company had a crude oil supply and logistics agreement with a third party and therefore had no direct supply transactions with MPL prior to that date. Beginning on September 30, 2014, the Company began paying MPL for transportation services at published tariff rates. Additionally, the Company owns a 17% interest in MPL (see Note 6) and generally receives quarterly cash distributions related to this investment. The Company's Chief Executive Officer is a member of MPL's board of managers.
The Company engaged in the following related party transactions with unconsolidated affiliates for the years ended December 31, 2015, 2014 and 2013:

		For the year ended December 31,
(in millions)	Location in Statement of Operations and Comprehensive Income	2015	2014	2013
Western Refining:
Asphalt sales	Revenue	$46.6	$19.0	$—
Feedstock sales	Revenue	0.6	—	—
Railcar lease sales	Revenue	0.2	0.1	—
Crude and feedstock purchases	Cost of sales	—	6.3	—
Refined product purchases	Cost of sales	1.5	—	—
Shared services purchases	Selling, general and administrative expenses	3.6	1.1	—
Minnesota Pipeline Company:
Pipeline transportation purchases	Cost of sales	55.4	12.6	—
The Company had the following outstanding receivables and payables with non-consolidated related parties at December 31, 2015 and December 31, 2014:

(in millions)	Balance Sheet Location	December 31, 2015	December 31, 2014
Net receivable (payable) with related party:
Western Refining	Accounts receivable, net	$2.8	$5.1
Minnesota Pipeline Company	Accounts payable	2.7	2.1

4. INCOME TAXES
On July 31, 2012, NTRH was established as the parent company of NTR and NTB. NTRH elected to be taxed as a corporation for federal and state income tax purposes effective August 1, 2012. Prior to that, no provision for income tax was calculated on earnings of the Company or its subsidiaries as all entities were non-taxable.

	Year Ended December 31,
(in millions)	2015	2014	2013
Current tax expense	$5.6	$4.5	$3.3
Deferred tax expense	$2.8	$2.6	$0.9
Income tax provision	$8.4	$7.1	$4.2
The Company’s effective tax rate for the years ended December 31, 2015, 2014 and 2013 was 2.5%, 2.9% and 1.8%, respectively, as compared to the Company's consolidated federal and state expected statutory tax rate of 41.4% for the year ended December 31, 2015 and 40.4% for both the years ended December 31, 2014 and 2013. The Company's effective tax rate was lower than the statutory rate for the years ended December 31, 2015, 2014 and 2013 primarily due to the fact that only the retail operations of the Company are taxable entities.
The following is a reconciliation of income tax expense to income taxes computed by applying the applicable statutory federal income tax rate of 35% to income before income taxes for the applicable periods:

	Year Ended December 31,
(in millions)	2015	2014	2013
Federal statutory rate applied to income before taxes	$118.8	$87.0	$82.4
Taxes on earnings attributable to flow-through entities	(112.4)	(81.0)	(78.6)
State and local income taxes, net of federal income tax effects	1.2	1.0	0.9
Work opportunity tax credit	(0.4)	(0.3)	(0.6)
Other, net	1.2	0.4	0.1
Income tax provision	$8.4	$7.1	$4.2
As a result of the Company’s analysis, management has determined that the Company does not have any material uncertain tax positions. As of December 31, 2015 and 2014, the Company had no deferred tax assets arising from net operating losses. The Company is subject to U.S. federal and state income tax examinations for tax years from its date of inception. The Company classifies interest to be paid on an underpayment of income taxes and any related penalties as income tax expense.

The net deferred tax assets (liabilities) as of December 31, 2015 and 2014 consisted of the following components:

	December 31,
(in millions)	2015	2014
Deferred tax assets:
Lease financing obligations	$2.2	$2.4
Customer loyalty accrual	0.4	0.9
Annual bonus	0.5	0.3
Other	0.5	0.5
Deferred tax assets	3.6	4.1

Deferred tax liabilities:
Accelerated depreciation	(6.3)	(5.4)
Intangible assets	(12.0)	(11.8)
LIFO	(1.1)	—
Other	(0.3)	(0.2)
Deferred tax liabilities	(19.7)	(17.4)
Total deferred taxes, net	$(16.1)	$(13.3)
The net deferred tax assets (liabilities) are included in the December 31, 2015 and 2014 balance sheets as components of other liabilities.
5. INVENTORIES

	December 31,
(in millions)	2015	2014
Crude oil and refinery feedstocks	$171.8	$137.5
Refined products	162.0	150.0
Merchandise	22.8	22.3
Supplies and sundry items	19.0	15.9
	375.6	325.7
Lower of cost or market inventory reserve	(134.4)	(73.6)
Total	$241.2	$252.1
Inventories accounted for under the LIFO method comprised 89% and 88% of the total inventory value at December 31, 2015 and 2014, respectively, prior to the application of the lower of cost or market reserve.
In order to state the Company's inventories at market values that were lower than its LIFO costs, the Company reduced the carrying values of its inventory through LCM reserves of $134.4 million and $73.6 million at December 31, 2015 and 2014, respectively.
During 2013, reductions in quantities of refined products inventory resulted in a liquidation of LIFO inventory quantities acquired at higher costs in prior years. The 2013 LIFO liquidation resulted in an increase in cost of sales of approximately $1.0 million. There were no such LIFO liquidations during 2015 or 2014.

6. EQUITY METHOD INVESTMENT
The Company has a 17% common equity interest in MPL. The carrying value of this equity method investment was $82.1 million and $80.7 million at December 31, 2015 and 2014, respectively.
Summarized financial information for MPL is as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Revenues	$206.2	$184.7	$161.9
Operating costs and expenses	88.9	141.3	74.5
Income from operations	117.3	43.4	68.2
Net income	96.5	22.8	68.2
Net income available to MPL common members	86.8	13.1	58.6

	December 31,
(in millions)	2015	2014
Balance sheet data:
Current assets	$24.0	$9.6
Noncurrent assets	441.8	450.7
Total assets	$465.8	$460.3

Current liabilities	$17.7	$21.9
Noncurrent liabilities	—	—
Total liabilities	$17.7	$21.9
Members capital	$448.1	$438.4
As of December 31, 2015 and 2014, the carrying amount of the equity method investment was $5.9 million and $6.2 million higher than the underlying net assets of the investee, respectively. The Company is amortizing this difference over the remaining life of MPL’s primary asset (the fixed asset life of the pipeline).
Distributions received from MPL were $13.1 million, $7.5 million and $11.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Equity income from MPL was $14.8 million, $2.2 million and $10.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

7. PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment (“PP&E”) consisted of the following:

	Estimated	December 31,
(in millions)	Useful Lives	2015	2014
Land		$9.0	$9.0
Retail stores and equipment	2 - 22 years	72.3	65.7
Refinery and equipment	5 - 24 years	457.2	444.6
Buildings and building improvements	25 years	11.7	10.2
Software	5 years	18.9	18.8
Vehicles	5 years	5.6	4.7
Other equipment	2 - 7 years	10.4	9.1
Precious metals		10.2	10.2
Assets under construction		73.3	12.6
		668.6	584.9
Less: Accumulated depreciation		(180.8)	(139.1)
Property, plant and equipment, net		$487.8	$445.8
PP&E includes gross assets acquired under capital leases of $13.3 million and $10.8 million at December 31, 2015 and 2014, respectively, with related accumulated depreciation of $2.0 million and $1.7 million, respectively. The Company had depreciation expense related to capitalized software of $3.7 million, $3.7 million and $3.7 million for years ended December 31, 2015, 2014 and 2013, respectively. The Company capitalized $1.4 million of interest expense related to capital projects within the refining segment for the year ended December 31, 2015.
8. INTANGIBLE ASSETS
Intangible assets are comprised of franchise rights and trade name amounting to $33.8 million at both December 31, 2015 and 2014. At both December 31, 2015 and 2014, the franchise rights and trade name intangible asset values were $12.4 million and $21.4 million, respectively. These assets have an indefinite life and are not amortized, but rather are tested for impairment annually or when events or changes in circumstances indicate that the fair value of the intangible asset has been reduced below carrying value. Based on the testing performed as of June 30, 2015, the Company noted no indications of impairment.
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
The Company recognizes all derivative instruments, except for those that qualify for the normal purchase and normal sales exception, as either assets or liabilities at fair value on the consolidated balance sheets and any related net gain or loss is recorded as a gain or loss in the consolidated statements of operations and comprehensive income. Observable quoted prices for similar assets or liabilities in active markets (Level 2 as described in Note 12) are considered to determine the fair values for the purpose of marking to market the derivative instruments at each period end.

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
At December 31, 2015 and 2014, the Company had open commodity derivative instruments as follows:

	December 31, 2015	December 31, 2014
Crude oil and refined products (thousands of barrels):
Futures - long	90	60
Futures - short	933	184
Swaps - long	5,155	—
Swaps - short	525	—
Forwards - long	4,445	3,868
Forwards - short	2,572	924
Natural gas (thousands of MMBTUs):
Swaps	1,554	3,424
All contracts outstanding as of December 31, 2015 mature in 2016.
Fair Value of Derivative Instruments
The following tables provide information about the fair values of the Company's derivative instruments as of December 31, 2015 and December 31, 2014 and the line items in the consolidated balance sheets in which the fair values are reflected. See Note 12 for additional information related to the fair values of derivative instruments.
We are required to post margin collateral with a counterparty in support of our hedging activities. Funds posted as collateral were $6.0 million and $1.6 million as of December 31, 2015 and December 31, 2014. The margin collateral posted is required by counterparties and cannot be offset against the fair value of open contracts except in the event of default. The Company nets fair value amounts recognized for multiple similar derivative contracts executed with the same counterparty under master netting arrangements, including cash collateral assets and obligations. The tables below, however, are presented on a gross asset and gross liability basis.

		December 31, 2015
(in millions)	Balance Sheet Location	Assets	Liabilities
Commodity instruments:
Swaps	Accrued liabilities	$—	$7.9
Futures	Other current assets	0.4	—
Forwards	Other current assets	1.5	—
Forwards	Accrued liabilities	—	1.5
Total		$1.9	$9.4

		December 31, 2014
(in millions)	Balance Sheet Location	Assets	Liabilities
Commodity instruments:
Swaps	Other current assets	$1.3	$—
Swaps	Accrued liabilities	—	2.9
Swaps	Other liabilities	—	0.4
Futures	Other current assets	0.4	—
Futures	Accrued liabilities	—	1.2
Total		$1.7	$4.5
Effect of Hedging Instruments on Income
All derivative contracts are marked to market at period end and the resulting gains and losses are recognized in earnings. The following tables provide information about the gain or loss recognized in income on the Company's derivative instruments and the line items in the financial statements in which such gains and losses are reflected.
Recognized gains and losses on derivatives were as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Gain (loss) on the change in fair value of outstanding derivatives	$(4.7)	$(2.8)	$41.6
Settled derivative gains (losses)	1.5	12.4	(18.1)
Total recognized gain (loss)	$(3.2)	$9.6	$23.5

Gain (loss) recognized in Cost of sales	$(0.5)	$9.6	$7.4
Gain (loss) recognized in operating expenses	(2.7)	—	—
Gain (loss) recognized in Gains (losses) from derivative activities	—	—	16.1
Total recognized net gain (loss) on derivatives	$(3.2)	$9.6	$23.5
The Company is exposed to credit risk in the event of nonperformance by our counterparties on its risk mitigating arrangements. The counterparties are large financial institutions with long-term credit ratings of at least BBB+ by Standard and Poor’s and A3 by Moody’s. In the event of default, the Company would potentially be subject to losses on a derivative instrument’s mark-to-market gains. The Company does not expect nonperformance of the counterparties involved in its risk mitigation arrangements.
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
Borrowing availability under the ABL Facility is tied to a borrowing base dependent upon the amount of eligible accounts receivable and inventory. As of December 31, 2015, the borrowing base under the ABL Facility was $199.0 million and availability under the ABL Facility was $152.7 million (which is net of $46.3 million in outstanding letters of credit). The Company had no borrowings under the ABL Facility at December 31, 2015.
2020 Secured Notes
At both December 31, 2015 and 2014, NTE LLC had outstanding $350.0 million in aggregate principal amount of 7.125% senior secured notes due 2020 (the “2020 Secured Notes”). On September 29, 2014, the Company issued an additional $75.0 million of the 2020 Secured Notes at 105.75% of par for gross proceeds of $79.2 million. This offering was issued under the same indenture and associated terms as the existing 2020 Secured Notes. The issuance premium of $4.2 million and financing costs of $2.5 million associated with this offering are both being amortized as a net reduction to interest expense over the remaining life of the notes.
The 2020 Secured Notes are guaranteed, jointly and severally, on a senior secured basis by all of the Company’s existing and future 100% direct and indirect subsidiaries on a full and unconditional basis; however, there are certain obligations not guaranteed on a full and unconditional basis as a result of subsidiaries being released as guarantors. A subsidiary guarantee can be released under customary circumstances, including (a) the sale of the subsidiary, (b) the subsidiary being declared “unrestricted,” (c) the legal or covenant defeasance or satisfaction and discharge of the indenture, or (d) liquidation or dissolution of the subsidiary. Separate condensed consolidated financial information is not included as the guarantor company, NTE LP, does not have independent assets or operations. The 2020 Secured Notes and the subsidiary note guarantees are secured on a pari passu basis with certain hedging agreements by a first-priority security interest in substantially all present and hereinafter acquired tangible and intangible assets of NTE LLC and each of the subsidiary guarantors and by a second-priority security interest in the inventory, accounts receivable, investment property, general intangibles, deposit accounts and cash and cash equivalents collateralized by the $500 million secured asset-based ABL Facility with a maturity date of September 29, 2019. Additionally, the 2020 Secured Notes are fully and unconditionally guaranteed on a senior unsecured basis by NTE LP. NTE LP's creditors have no recourse to the assets of Western Refining and its subsidiaries. Western Refining's creditors have no recourse to the assets of NTE LP and its subsidiaries. The Company is required to make interest payments on May 15 and November 15 of each year, which commenced on May 15, 2013. There are no scheduled principal payments required prior to the 2020 Secured Notes maturing on November 15, 2020. Effective in October 2013, the original issue of $275.0 million of the 2020 Secured Notes were registered with the SEC. In January 2015, the follow on offering of $75.0 million was also registered with the SEC.
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
11. EQUITY
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
Proposed Merger with Western Refining
NTE LP and NTE GP entered into an Agreement and Plan of Merger dated as of December 21, 2015 with Western Refining and Western Acquisition Co, LLC pursuant to which Western Refining will acquire all of Northern Tier's outstanding common units not already held by Western Refining. Each of the outstanding Northern Tier common units held by unitholders other than Western Refining (the “NTI Public Unitholders”) will be converted into the right to receive, subject to election by the Northern Tier Public Unitholders and proration, (i) $15.00 in cash without interest and 0.2986 of a share of Western Refining common stock; or (ii) $26.06 in cash without interest; or (iii) 0.7036 of a share of Western Refining common stock. The Merger is expected to close in the first half of 2016, pending the satisfaction of certain customary conditions and the approval of the Merger at a special meeting of NTI unitholders by the affirmative vote of holders of a majority of the outstanding Northern Tier common units (including the Northern Tier common units held by Western Refining). The transaction is expected to result in approximately 17.1 million additional shares of Western Refining common stock outstanding. Upon completion of the transaction, NTE LP will continue to exist as a limited partnership and will become a wholly-owned limited partnership subsidiary of Western Refining (see Note 21).
Distribution Policy
The Company generally expects within 60 days after the end of each quarter to make distributions, if any, to unitholders of record as of the applicable record date. The board of directors of the Company's general partner adopted a policy pursuant to which distributions for each quarter will equal the amount of available cash the Company generates in such quarter. Distributions on the Company's units will be in cash. Available cash for each quarter, if any, will be determined by the board of directors of the Company's general partner following the end of such quarter. Distributions are expected to be based on the amount of available cash generated in such quarter. Available cash for each quarter will generally equal the Company's cash flow from operations for the quarter, excluding working capital changes, less cash required for maintenance, regulatory, and previously approved organic growth capital expenditures, reimbursement of expenses incurred by the Company's general partner and its affiliates, debt service and other contractual obligations and reserves for future operating or capital needs that the board of directors of our general partner deems necessary or appropriate, including reserves for turnaround and related expenses, working capital, and organic growth projects. Such a decision by the board of directors may have an adverse impact on the available cash in the quarter(s) in which the reserves are withheld and a corresponding mitigating impact on the future quarter(s) in which the reserves are utilized. Actual turnaround and related expenses and capital expenditures for organic growth projects will be funded with cash reserves or borrowings under the ABL Facility. The Company may also choose to fund organic growth via issuance of debt or equity securities or borrowings under the ABL Facility. The Company does not intend to maintain excess distribution coverage or reserve cash for the purpose of maintaining stability or growth in our quarterly distribution. The Company does not intend to incur debt to pay quarterly distributions. The Company expects to finance substantially all of its external growth, either by issuances of debt or equity securities, or through borrowings under the ABL Facility.
Because Northern Tier's policy will be to distribute an amount equal to the available cash generated each quarter, unitholders will have direct exposure to fluctuations in the amount of cash generated by the Company's business. The amount of quarterly distributions, if any, will vary based on operating cash flow during such quarter. As a result, quarterly distributions, if any, will not be stable and will vary from quarter to quarter as a direct result of variations in, among other factors, (i) operating performance, (ii) cash flows caused by, among other things, fluctuations in the prices of crude oil and other feedstocks and the prices received for finished products, (iii) working capital requirements, including inventory fluctuations, (iv) maintenance and regulatory capital expenditures, (v) organic growth capital expenditures less any amounts Northern Tier may choose to fund with borrowings from the ABL Facility or by issuance of debt or equity securities and (vi) cash reserves deemed necessary or appropriate by the board of directors of Northern Tier's general partner. Such variations in the amount of the quarterly distributions may be significant. Unlike most publicly traded partnerships, Northern Tier does not have a minimum quarterly distribution or employ structures intended to consistently maintain or increase distributions over time. The board of directors of Northern Tier's general partner may change the foregoing distribution policy at any time. The Company's partnership agreement does not require the payment of distributions to Northern Tier unitholders on a quarterly or other basis.
The following table details the quarterly distributions paid to common unitholders: (in millions, except per unit amounts):

Date Declared	Date Paid	Common Units and equivalents at record date (in millions)	Distribution per common unit and equivalent	Total Distribution (in millions)
2013 Distributions:
February 11, 2013	February 28, 2013	91.9	$1.27	$116.7
May 13, 2013	May 30, 2013	92.2	$1.23	113.4
August 13, 2013	August 29, 2013	92.2	$0.68	62.7
November 11, 2013	November 27, 2013	92.2	$0.31	28.6
Total distributions paid during 2013			$3.49	$321.4
2014 Distributions:
February 7, 2014	February 28, 2014	92.7	$0.41	$38.0
May 6, 2014	May 30, 2014	93.0	$0.77	71.6
August 5, 2014	August 29, 2014	93.0	$0.53	49.3
November 4, 2014	November 25, 2014	93.1	$1.00	92.9
Total distributions paid during 2014			$2.71	$251.8
2015 Distributions:
February 5, 2015	February 27, 2015	93.7	$0.49	$45.9
May 5, 2015	May 29, 2015	93.7	$1.08	100.8
August 4, 2015	August 28, 2015	93.7	$1.19	111.3
November 3, 2015	November 25, 2015	93.7	$1.04	97.3
Total distributions paid during 2015			$3.80	$355.3
On February 3, 2016, the Company declared a quarterly distribution of $0.38 per unit to common unitholders of record on February 12, 2016, paid on February 19, 2016. This distribution of approximately $35.7 million in aggregate is based on available cash generated during the three months ended December 31, 2015.
Earnings per Unit
The following tables illustrate the computation of basic and diluted earnings per unit for the years ended December 31, 2015, 2014 and 2013. The Company has outstanding restricted common units under its LTIP program (see Note 14) that participate in non-forfeitable distributions, which requires the Company to calculate earnings per unit under the two-class method. Under this method, distributed earnings and undistributed earnings are allocated between unrestricted common units and restricted common units. The Company also has outstanding phantom common awards and one restricted common award under its LTIP program that participate in distributions through an accrual of distributions which are paid upon vesting of the underlying award. Such awards are treated as dilutive potential common securities for the purposes of our earnings per unit calculation.

	Year Ended December 31,
(in millions, except unit and per-unit data)	2015	2014	2013
Net income available to common unitholders	$331.0	$241.6	$231.1
Less: income allocated to participating securities	(0.2)	(1.1)	(0.6)
Net income attributable to unrestricted common units	$330.8	$240.5	$230.5

Weighted average unrestricted common units - basic	92,492,796	92,222,793	91,915,335
Plus: dilutive potential common securities	365,033	37,252	—
Weighted average unrestricted common units - diluted	92,857,829	92,260,045	91,915,335

Basic earnings per unit	$3.58	$2.61	$2.51
Diluted earnings per unit	$3.56	$2.61	$2.51
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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis at December 31, 2015 and 2014:

	Balance at	Quoted prices in active markets	Significant other observable inputs	Unobservable inputs
(in millions)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$70.9	$70.9	$—	$—
Other current assets
Derivative asset - current	1.9	—	1.9	—
	$72.8	$70.9	$1.9	$—

LIABILITIES
Accrued liabilities
Derivative liability - current	$9.4	$—	$9.4	$—
	$9.4	$—	$9.4	$—

	Balance at	Quoted prices in active markets	Significant other observable inputs	Unobservable inputs
(in millions)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$87.9	$87.9	$—	$—
Other current assets
Derivative asset - current	1.7	—	1.7	—
	$89.6	$87.9	$1.7	$—

LIABILITIES
Accrued liabilities
Derivative liability - current	$4.1	$—	$4.1	$—
Other liabilities
Derivative liability - long-term	0.4	—	0.4	—
	$4.5	$—	$4.5	$—
As of December 31, 2015 and 2014, the Company had no Level 3 fair value assets or liabilities.
The Company’s policy is to recognize transfers in and transfers out as of the actual date of the event or of the change in circumstances that caused the transfer. For the years ended December 31, 2015 and 2014, there were no transfers in or out of Levels 1, 2 or 3.
Assets not recorded at fair value on a recurring basis, such as property, plant and equipment, intangible assets and cost method investments, are recognized at fair value when they are impaired. During the years ended December 31, 2015, 2014 and 2013 there were no adjustments to the fair value of such assets.
The carrying value of debt, which is reported on the Company’s consolidated balance sheets, reflects the cash proceeds received upon its issuance, net of subsequent repayments. The fair value of the 2020 Secured Notes disclosed below was determined based on quoted prices in active markets (Level 1).

	December 31, 2015		December 31, 2014
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2020 Secured Notes	$342.0	$360.5	$354.2	$351.3

13. ASSET RETIREMENT OBLIGATIONS
The following table summarizes the changes in asset retirement obligations:

	Year Ended December 31,
(in millions)	2015	2014	2013
Asset retirement obligation balance at beginning of period	$2.4	$2.2	$1.9
Costs incurred to remediate	(0.3)	—	—
Accretion expense	0.3	0.2	0.3
Asset retirement obligation balance at end of period	$2.4	$2.4	$2.2
14. EQUITY-BASED COMPENSATION
The Company maintains an equity-based compensation plan designed to encourage employees and directors of the Company to achieve superior performance. The current plan is maintained by the general partner of NTE LP and is referred to as the 2012 Long-Term Incentive Plan (“LTIP”). The Company recognized equity-based compensation expense of $10.3 million, $14.0 million and $7.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to these plans. For the year ended December 31, 2014, $9.2 million of equity-based compensation expense is included in selling, general and administrative expenses and $4.8 million is included in reorganization and related costs (see Note 20) in the consolidated statements of operations and comprehensive income. For all other periods, equity-based compensation is entirely included in selling, general and administrative expenses.
LTIP
Approximately 7.4 million NTE LP common units are reserved for issuance under the LTIP. The LTIP was created concurrent with the IPO and permits the award of unit options, restricted units, phantom units, distribution equivalent rights, unit appreciation rights and other awards that derive their value from the market price of NTE LP’s common units. As of December 31, 2015, approximately 1.0 million units were outstanding under the LTIP. The Company recognizes the expense on all LTIP awards ratably from the grant date until all units become unrestricted. Awards generally vest ratably over a three-year period beginning on the award's first anniversary date. Compensation expense related to these restricted units is based on the grant date fair value as determined by the closing market price on the grant date, reduced by the fair value of estimated forfeitures. For awards to employees, the Company estimates a forfeiture rate which is subject to revision depending on the actual forfeiture experience.
As of December 31, 2015 and 2014, the total unrecognized compensation cost for LTIP restricted units was $16.1 million and $12.1 million, respectively.
Restricted Common Units
As of December 31, 2015, the Company had 0.2 million restricted common units outstanding. Upon vesting, these common units will no longer be restricted. All restricted common units participate in distributions on an equal basis with common units and any such distributions must be paid no later than 30 days after the distribution date to common unitholders. For restricted common unit awards outstanding at December 31, 2015, the forfeiture rates on LTIP awards ranged from zero to 30%, depending on the employee classification and the length of the award's vesting period. The Company has one restricted common unit award which contains a clause that distributions are to be accrued until the underlying units vest at which time the accrued distributions applicable to those units will be paid to the award holder. The accrued distributions on that award at December 31, 2015 and December 31, 2014 were $0.7 million and $0.4 million, respectively.

A summary of the restricted common unit activity is set forth below:

	Number of	Weighted	Weighted Average Term
	restricted common units	Average Grant	Until Maturity
	(in thousands)	Date Price	(years)
Nonvested at December 31, 2013	306.6	$27.02	2.9
Awarded	486.9	24.31	2.0
Forfeited	(7.2)	25.21	—
Vested	(390.1)	25.99	—
Nonvested at December 31, 2014	396.2	$24.73	1.3
Awarded	1.0	24.90	2.0
Vested	(205.7)	24.71	—
Nonvested at December 31, 2015	191.5	24.75	1.0
Phantom Common Units
Service-based Phantom Common Units
During 2014, the Company began awarding service-based phantom common units to certain employees. As of December 31, 2015, the Company had 0.6 million service-based phantom common units outstanding. Upon vesting, the Company may settle these units in common units or cash, or a combination of both, in the discretion of the board of directors of NTE GP or its Compensation Committee. Like the restricted common units, the phantom common units participate in distributions on an equal basis with common units. However, distributions on phantom common units are accrued until the underlying units vest at which time the distributions are paid in cash. In the event that unvested phantom common units are forfeited or canceled, any accrued distributions on the underlying units are forfeited by the grantee. As of December 31, 2015 and December 31, 2014, the Company had $2.5 million and $0.8 million, respectively, in accrued service-based phantom common unit distributions included in both accrued liabilities and other liabilities in the consolidated balance sheets. For phantom common unit awards outstanding at December 31, 2015, the forfeiture rates on LTIP awards ranged from zero to 20%, depending on the employee classification.
Performance-based Phantom Common Units
In January 2015, the Company granted 0.3 million performance-based phantom common units, or Performance LTIPs, under the LTIP. Assuming a threshold EBITDA is achieved, participants are entitled to an award under the Performance LTIPs based on the Company’s achievement of two criteria compared to the performance peer group selected by the Compensation Committee over the performance period: (a) return on capital employed, referred to as a performance condition, and (b) total unitholder return, referred to as a market condition. The Company accounts for the performance conditions and market conditions in each Performance LTIPs as separate awards. Each of the performance condition awards and market condition awards represent the right to receive common units or cash, or a combination of both, in the discretion of the board of directors of NTE GP or its Compensation Committee at the end of a three-year performance period in an amount ranging from zero to 200% of the original number of units granted, depending upon the Company’s achievement of the performance conditions and market conditions, respectively.
Performance Condition Awards. The 0.3 million Performance LTIPs include 0.2 million performance condition awards. The fair value of performance condition awards is estimated using the market price of the Company's common units on the grant date and management's assessment of the probability of the number of performance condition awards that will ultimately be awarded. The estimated fair value of these performance condition awards is amortized over a three-year vesting period using the straight-line method. On a quarterly basis, the Company estimates the ultimate payout percentage, relative to target, and adjusts compensation expense accordingly. At December 31, 2015, the Company estimates that 200% of the target unit count will be achieved at the end of the vesting term.
Market Condition Awards. The 0.3 million Performance LTIPs include 0.1 million market condition awards. The estimated fair value for market condition awards is estimated using a Monte Carlo simulation model as of the grant date and the related expense is amortized over a three-year vesting period using the straight-line method. The compensation expense relating to the market condition awards are determined at the award's grant date and expensed ratably at a fixed rate over the vesting term. However, for purposes of the Company's earnings per unit calculation (see Note 11) and the phantom common unit activity table below, the Company estimates that at December 31, 2015, 88.2% of the target unit count will be achieved at the end of the vesting term.

Expected volatilities are based on the historical volatility over the most recent three-year period. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of valuation. The assumptions used in the Monte Carlo simulation used to value our market condition awards as of December 31, 2015 are presented below:

Expected volatility	34.10%
Risk-free interest rate	0.84%
As of December 31, 2015, the Company had $1.0 million in accrued performance-based phantom common unit distributions included in accrued liabilities in the condensed consolidated balance sheets.
A summary of all phantom common unit activity is set forth below:

	Number of phantom common units			Weighted	Weighted
	(in thousands)			Average Grant	Average Term
	Service-Based	Performance-Based	Total	Date Value	Until Maturity
Nonvested at December 31, 2013	—	—	—	$—	—
Awarded	351.5	—	351.5	26.99	2.7
Forfeited	(12.9)	—	(12.9)	27.01	—
Vested	(0.9)	—	(0.9)	27.01	—
Nonvested at December 31, 2014	337.7	—	337.7	26.99	2.0
Awarded	447.9	182.4	630.3	23.37	1.9
Incremental performance units	—	80.4	80.4	23.06	1.7
Forfeited	(91.3)	(2.1)	(93.4)	26.22	—
Vested	(112.4)	—	(112.4)	27.02	—
Nonvested at December 31, 2015	581.9	260.7	842.6	$24.00	1.5
In January 2016, the Company issued an additional 0.4 million time-based phantom common units and 0.2 million performance-based phantom common units to key employees and non-employee directors. The time-based awards vest ratably over the three years following the grant date. The performance-based awards will vest on September 30, 2018 and contain payout provisions between zero and 200%, similar to the 2015 performance-based awards. The January 2016 awards are expected to have a grant date fair value of approximately $13 million.
15. EMPLOYEE BENEFIT PLANS
Defined Contribution Plans
The Company sponsors one qualified defined contribution plan for eligible employees. Eligibility is based upon a minimum age requirement and a minimum level of service. Participants may make contributions of a percentage of their annual compensation subject to Internal Revenue Service limits. The Company provides a matching contribution to eligible participants at the rate of 100% of up to 6.0% of a participant’s contribution and a non-matching contribution to eligible employees of 3.0% of eligible compensation. Total Company contributions to the Retirement Savings Plans were $7.4 million, $7.1 million and $6.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Retiree Medical Plan
The Company also sponsors a plan to provide eligible retirees with health care benefits prior to age 65 (the “Retiree Medical Plan”). Eligible employees may participate in the Company’s health care benefits after retirement subject to cost-sharing features. To be eligible for the Retiree Medical Plan employees must have completed at least 10 years of service with the Company, inclusive of years of service with Marathon, and be between the ages of 55 and 65 years old on or before December 31, 2015. In 2015, the Retiree Medical Plan was amended to stop accepting new enrollment beginning January 1, 2016 but will continue to provide benefits to existing eligible participants.

Funded Status and Net Period Benefit Costs
The changes to the benefit obligation, fair value of plan assets and funded status of the Cash Balance Plan and the Retiree Medical Plan (the “Plans”) for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Cash Balance Plan			Retiree Medical Plan
	Year Ended December 31,			Year Ended December 31,
(in millions)	2015	2014	2013	2015	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$7.0	$4.6	$2.3	$3.1	$2.1	$2.4
Service cost	2.3	2.1	1.9	0.3	0.2	0.3
Interest cost	0.4	0.3	0.2	0.1	0.1	0.1
Actuarial loss (gain)	(0.2)	0.6	0.3	(0.7)	0.7	(0.6)
Plan amendments	—	—	—	(2.4)	—	—
Benefits paid	(0.6)	(0.6)	(0.1)	(0.1)	—	(0.1)
Benefit obligation at end of year	8.9	7.0	4.6	0.3	3.1	2.1
Change in plan assets:
Fair value of plan assets at beginning of year	4.3	4.6	2.1	—	—	—
Employer contributions	2.2	0.2	2.5	0.1	—	0.1
Return on plan assets	—	0.1	0.1	—	—	—
Benefits paid	(0.6)	(0.6)	(0.1)	(0.1)	—	(0.1)
Fair value of plan assets at end of year	5.9	4.3	4.6	—	—	—
Reconciliation of funded status:
Fair value of plan assets at end of year	5.9	4.3	4.6	—	—	—
Benefit obligation at end of year	8.9	7.0	4.6	0.3	3.1	2.1
Funded status at end of year	$(3.0)	$(2.7)	$—	$(0.3)	$(3.1)	$(2.1)
At December 31, 2015 and 2014, the projected benefit obligations exceeded the fair value of the Plans’ assets by $3.3 million and $5.8 million, respectively. This unfunded obligation is classified in other liabilities on the consolidated balance sheets.
Our cash balance plan held investments in mutual funds of $5.9 million and $4.3 million at December 31, 2015 and 2014, respectively, that were valued using level 1 inputs from the fair value hierarchy (see Note 12).

The components of net periodic benefit cost and other amounts recognized in equity related to the Plans for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Cash Balance Plan			Retiree Medical Plan
	Year Ended December 31,			Year Ended December 31,
(in millions)	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$2.3	$2.1	$1.9	$0.3	$0.2	$0.3
Amortization of prior service cost	—	—	—	0.2	0.1	0.2
Interest cost	0.4	0.3	0.2	0.1	0.1	0.1
Expected return on plan assets	(0.1)	(0.2)	(0.1)	—	—	—
Net periodic benefit cost	$2.6	$2.2	$2.0	$0.6	$0.4	$0.6
Changes recognized in other comprehensive (income) loss:
Prior service cost addition (amortization)	$—	$—	$—	$(0.2)	$(0.2)	$(0.2)
Net prior service cost/(credit)	—	—	—	(2.4)	—	—
Actuarial (gain) loss	—	0.7	0.3	(0.7)	0.7	(0.6)
Experience loss	—	—	—	—	—	—
Total changes recognized in other comprehensive (income) loss	$—	$0.7	$0.3	$(3.3)	$0.5	$(0.8)
Assumptions
The weighted average assumptions used to determine the Company’s benefit obligations are as follows:

	Cash Balance Plan			Retiree Medical Plan
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Discount rate	4.50%	4.00%	5.00%	2.50%	4.00%	5.00%
Rate of compensation increase	3.00%	3.00%	4.00%	N/A	N/A	N/A
Health care cost trend rate:
Initial rate	N/A	N/A	N/A	7.00%	7.50%	7.00%
Ultimate rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Years to ultimate	N/A	N/A	N/A	4	5	4
The weighted average assumptions used to determine the net periodic benefit cost are as follows:

	Cash Balance Plan			Retiree Medical Plan
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Discount rate	4.00%	5.00%	4.00%	4.00%	5.00%	4.00%
Expected long-term rate of return on plan assets	3.75%	4.75%	4.25%	N/A	N/A	N/A
Rate of compensation increase	3.00%	4.00%	4.00%	N/A	N/A	N/A
Heather care cost trend rate:
Initial rate	N/A	N/A	N/A	7.50%	7.00%	7.50%
Ultimate rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Years to ultimate	N/A	N/A	N/A	5	4	5
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
Contributions, Plan Assets and Estimated Future Benefit Payments
Employer contributions to the Cash Balance Plan of $2.2 million, $0.2 million and $2.5 million were made during the years ended December 31, 2015, 2014 and 2013, respectively. These contributions were invested into equity and bond mutual funds and money market funds which are deemed Level 1 assets as described in Note 12. The Company expects funding requirements of approximately $2.5 million during the year ending December 31, 2016.
At December 31, 2015, anticipated benefit payments to participants from the Plans in future years are as follows:

(in millions)	Cash Balance Plan	Retiree Medical Plan
2016	$0.3	$0.1
2017	0.4	0.1
2018	0.5	—
2019	0.7	—
2020	0.9	—
2021-2025	6.5	0.1
16. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information is as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Net cash from operating activities included:
Interest paid	$29.0	$22.5	$26.7
Income taxes paid	6.1	5.0	3.7

Noncash investing and financing activities include:
Capital expenditures included in accounts payable	$13.8	$2.9	$10.2
PP&E derecognized in sale leaseback	1.8	—	—
PP&E additions resulting from a capital lease	4.5	1.7	1.2
Distributions accrued on unvested equity awards	4.2	—	—
17. LEASING ARRANGEMENTS
Concurrent with our formation in 2010, certain acquired assets (including real property interests and land related to 135 of the SuperAmerica convenience stores and the SuperMom’s bakery) were sold to a third party equity real estate investment trust. In connection with the closing of the Marathon Acquisition, the Company assumed the leasing of these properties from the real estate investment trust on a long-term basis. All stores owned at the conclusion of these transactions were sold and leased back from the equity real estate investment trust. As of December 31, 2015, 133 of the SuperAmerica convenience stores and the SuperMom’s Bakery remain under the lease with the equity real estate investment trust.
In accordance with ASC Topic 840 “Sale Leaseback Transactions,” the Company determined that subsequent to this sale, it had a continuing involvement for a portion of these property interests due to potential environmental obligations or due to subleasing arrangements. For these respective properties, the fair value of the assets and the related lease obligation will remain on the Company’s consolidated balance sheet until the end of the lease term or until the continuing involvement is resolved. The assets are included in property, plant and equipment and are being depreciated over their remaining useful lives. The lease payments relating to these property interests are recognized as interest expense. Subsequent to the initial transaction, the Company’s continuing involvement ended for a subset of these stores and, as such, the related fair value of the assets and the lease obligation for these stores have been removed from the Company’s consolidated balance sheet.
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
Future minimum commitments for operating lease obligations having an initial or remaining non-cancelable lease terms in excess of one year are as follows:

(in millions)	Capital Leases	Operating Leases	Total Leases
2016	$1.5	$30.8	$32.3
2017	1.3	27.1	28.4
2018	1.3	26.6	27.9
2019	1.3	25.4	26.7
2020	1.2	24.9	26.1
Thereafter	13.8	161.7	175.5
Total	$20.4	$296.5	$316.9
Less: amount representing interest	(11.3)	—	(11.3)
Present value of net minimum lease payments	$9.1	$296.5	$305.6
Rental expense was $25.1 million, $25.4 million, $24.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
18. COMMITMENTS AND CONTINGENCIES
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
Environmental Matters
The Company is subject to federal, state, local and foreign laws and regulations relating to the environment. These laws generally provide for control of pollutants released into the environment and require responsible parties to undertake remediation of hazardous waste disposal sites. Penalties may be imposed for noncompliance. At December 31, 2015 and 2014, accruals for remediation and closure obligations totaled $8.6 million and $8.7 million, respectively. Of the $8.6 million and $8.7 million accrued, $2.6 million and $2.9 million are recorded on a discounted basis as of December 31, 2015 and 2014, respectively. These discounted liabilities are expected to be settled over at least the next 22 years. At December 31, 2015, the estimated future cash flows to settle these discounted liabilities totaled $3.2 million and are discounted at a rate of 2.74%. Receivables for recoverable costs from the state, under programs to assist companies in clean-up efforts related to underground storage tanks at retail marketing outlets, and others were $0.1 million and $0.2 million at December 31, 2015 and 2014, respectively. Costs associated with environmental remediation are recorded in direct operating expenses in the statement of operations.
On June 3, 2014, SPPR was issued a National Pollutant Discharge Elimination Permit/State Disposal System Permit by the MPCA relating to its upgraded wastewater treatment plant at its St. Paul Park refinery. This permit required the refinery to conduct additional testing of its remaining lagoon. The testing was completed in the fourth quarter of 2014 and, following our review of the test results and additional discussions with the MPCA, the Company plans to close the remaining lagoon. The MPCA accepted the Company's remediation plan in the fourth quarter of 2015. At December 31, 2015, and 2014, the Company estimates the remediation costs to be approximately $6.0 million and $5.8 million, respectively, subject to receiving final bids from contractors. In connection with the Company's December 2010 acquisition of the St. Paul Park refinery, among other assets, from Marathon, the Company entered into an agreement with Marathon which required Marathon to share in the future remediation costs of the lagoons, should they be required. During the three months ended September 30, 2015, the Company entered into a settlement and release agreement with Marathon and received $3.5 million pursuant to this settlement which was recorded as a reduction of direct operating expenses.

Future estimated cash outflows to remediate environmental matters are as follows:

(in millions)	Groundwater Contamination	Wastewater Lagoon	Total
2016	$0.3	$6.0	$6.3
2017	0.2	—	0.2
2018	0.2	—	0.2
2019	0.2	—	0.2
2020	0.2	—	0.2
Thereafter	2.1	—	2.1
Total	$3.2	$6.0	$9.2
Less: amount representing interest	(0.6)	—	(0.6)
Present value of estimated future cash flows	$2.6	$6.0	$8.6
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
19. SEGMENT INFORMATION
The Company has two reportable operating segments: Refining and Retail. Each of these segments is organized and managed based upon the nature of the products and services they offer. The segment disclosures reflect management’s current organizational structure.

•	Refining – operates the St. Paul Park, Minnesota refinery, terminal, NTOT and related assets, and includes the Company’s interest in MPL and MPL Investments, and

•	Retail – operates 168 convenience stores primarily in Minnesota and Wisconsin. The retail segment also includes the operations of NTB and SAF.
Operating results for the Company’s operating segments are as follows:

(in millions)
Year ended December 31, 2015	Refining	Retail	Other	Total
Revenues
Customer	$2,289.1	$1,115.9	$—	$3,405.0
Intersegment	647.7	—	—	647.7
Segment revenues	2,936.8	1,115.9	—	4,052.7
Elimination of intersegment revenues	—	—	(647.7)	(647.7)
Total revenues	$2,936.8	$1,115.9	$(647.7)	$3,405.0

Income (loss) from operations	$374.8	$19.2	$(25.9)	$368.1
Income from equity method investment	$14.8	$—	$—	$14.8
Depreciation and amortization	$35.4	$7.7	$0.9	$44.0
Capital expenditures	$63.8	$7.7	$0.3	$71.8

(in millions)
Year ended December 31, 2014 (1)	Refining	Retail	Other	Total
Revenues
Customer	$4,165.6	$1,390.4	$—	$5,556.0
Intersegment	932.1	—	—	932.1
Segment revenues	5,097.7	1,390.4	—	6,488.1
Elimination of intersegment revenues	—	—	(932.1)	(932.1)
Total revenues	$5,097.7	$1,390.4	$(932.1)	$5,556.0

Income (loss) from operations	$303.5	$22.9	$(51.1)	$275.3
Income from equity method investment	$2.2	$—	$—	$2.2
Depreciation and amortization	$33.7	$7.3	$0.9	$41.9
Capital expenditures	$35.4	$8.8	$0.6	$44.8

(in millions)
Year ended December 31, 2013 (1)	Refining	Retail	Other	Total
Revenues
Customer	$3,520.2	$1,459.0	$—	$4,979.2
Intersegment	1,015.8	—	—	1,015.8
Segment revenues	4,536.0	1,459.0	—	5,995.0
Elimination of intersegment revenues	—	—	(1,015.8)	(1,015.8)
Total revenues	$4,536.0	$1,459.0	$(1,015.8)	$4,979.2

Income (loss) from operations	$263.1	$15.2	$(32.2)	$246.1
Income from equity method investment	$10.0	$—	$—	$10.0
Depreciation and amortization	$30.4	$7.1	$0.6	$38.1
Capital expenditures	$88.7	$7.7	$0.2	$96.6

(1)
In 2015, the Company modified the methodology whereby corporate costs are allocated to the Refining and Retail segments. This modification resulted in additional costs being allocated to the Refining and Retail segments from the Other segment. The table below presents the increase or (decrease) in Income (loss) from operations in the years ended December 31, 2014 and 2013 that would have occurred as a result of this modification if the adjustments had been applied retroactively:

	Year ended December 31, 2014				Year ended December 31, 2013
(in millions)	Refining	Retail	Other	Total	Refining	Retail	Other	Total
Increase (decrease)	(7.7)	(4.4)	12.1	—	(2.2)	(1.6)	3.8	—
Intersegment sales from the refining segment to the retail segment consist primarily of sales of refined products which are recorded based on contractual prices that are market-based. Revenues from external customers are nearly all in the United States.

Total assets by segment were as follows:

(in millions)	Refining	Retail	Corporate/Other	Total
At December 31, 2015	$917.4	$138.7	$81.2	$1,137.3

At December 31, 2014	$932.9	$132.6	$99.4	$1,164.9
The Company's equity method investment in MPL is included in the refining segment's assets and had a carrying value of $82.1 million and $80.7 million at December 31, 2015 and 2014, respectively. See Note 6 for further information on the Company’s equity method investment.
Total assets for the refining and retail segments exclude all intercompany balances. All cash and cash equivalents are included as corporate/other assets. All property, plant and equipment are located in the United States.
20. REORGANIZATION AND RELATED COSTS
During the first quarter of 2014, the Company initiated a plan that included the relocation of its corporate offices from Ridgefield, Connecticut to Tempe, Arizona and the reorganization of various positions within the Company, primarily among senior management. In relation to this reorganization plan, it was determined during the year ended December 31, 2014 that certain employees of the Company would be terminated. The Company recognized zero and $12.9 million of expense during the years ended December 31, 2015 and 2014, respectively, which included compensation related to the severance of employment and the acceleration of unvested equity based compensation. These costs are recognized in the reorganization and related costs line within the consolidated statements of operations and comprehensive income. All reorganization and related costs are recognized in the Other segment. Substantially all reorganization costs associated with the corporate office relocation were fully recognized at December 31, 2015. As of December 31, 2015, the Company had $0.2 million in unpaid reorganization expenses included in the accrued liabilities line item of the consolidated balance sheets, which is expected to be completely paid by December 31, 2016.

	Year Ended December 31,
(in millions)	2015	2014
Unpaid restructuring costs at beginning of period	$0.8	$—
Reorganization and related costs incurred during period	—	12.9
Less: non-cash equity based awards with accelerated vesting	—	(4.8)
Cash payments made to severed employees	(0.6)	(7.3)
Ending liability for cash portion of reorganization costs	$0.2	$0.8
The reorganization and related costs in the year ended December 31, 2013 relate primarily to offering costs for the sale of common units by NT Holdings.
21. PROPOSED MERGER TRANSACTION
On December 21, 2015 NTI entered into the Merger Agreement, by and among Western Refining, Western Acquisition Co, LLC, a Delaware limited liability company and wholly-owned subsidiary of Western Refining (“MergerCo”), NTI and NTI GP. Upon the terms and subject to the conditions set forth in the Merger Agreement, MergerCo will merge with and into NTI, the separate limited liability company existence of MergerCo will cease and NTI will continue to exist as a limited partnership under Delaware law as the surviving entity in the Merger.
NT InterHoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of Western (“NT InterHoldCo”), owns 100% of the membership interests in NTI GP and approximately 38.3% of NTI’s outstanding common units representing limited partner interests in NTI (“NTI Common Units”). NT InterHoldCo also owns 100% of the membership interests in Western Acquisition Holdings, LLC, a Delaware limited liability company and holder of 100% of the membership interests in MergerCo (“MergerCo HoldCo”). Following the Merger, NTI GP will remain the sole general partner of NTI, the NTI Common Units held by Western Refining and its subsidiaries will be unchanged and remain issued and outstanding, and, by virtue of the Merger, all of the membership interests in MergerCo will automatically be converted into the number of NTI Common Units (excluding any NTI Common Units owned by Western Refining and its subsidiaries) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”). Consequently, NT InterHoldCo and its wholly-owned subsidiary, MergerCo HoldCo, will become the sole limited partners of NTI. At the Effective Time, each of the outstanding NTI Common Units held by the NTI Public Unitholders will be converted into the right to receive, subject to election by the NTI Public Unitholders and proration, (i) $15.00 in cash without interest and 0.2986 of a share of Western Refining’s common stock, par value $0.01 per share (“Western Common Stock”) (the “Standard Mix of Consideration”), (ii) $26.06 in cash without interest (the “Cash Election”), or (iii) 0.7036 of a share of Western Common Stock (the “Stock

Election”). The Cash and Stock Elections will be subject to proration to ensure that the total amount of cash paid and the total number of shares of Western Refining Common Stock issued and delivered (which may include shares of Western Refining Common Stock held in treasury by Western Refining and reissued) in the Merger to NTI Public Unitholders as a whole are equal to the total amount of cash and number of shares of Western Refining Common Stock that would have been paid and issued if all NTI Public Unitholders received the Standard Mix of Consideration. The transaction is expected to result in the payment and delivery of approximately $858.2 million in cash and 17.1 million shares of Western Refining Common Stock to the NTI Public Unitholders.
The parties anticipate that the Merger will close in the first half of 2016, pending the satisfaction of certain customary conditions thereto. Pursuant to the terms of the Merger Agreement, with respect to the quarter in which the closing date of the Merger (the "Closing Date") occurs, NTI will, to the extent it generates available cash in such quarter, make a prorated quarterly cash distribution to all NTI common unitholders, including NT InterHoldCo, for the portion of the quarter that NTI Public Unitholders own NTI Common Units prior to the Closing Date, in the event that NTI Public Unitholders who receive Western Refining Common Stock in the Merger would not receive a dividend with respect to the Western Refining Common Stock received in the Merger, due to the record date for such dividend occurring before the Closing Date. Any prorated quarterly distribution for the quarter in which the Closing Date occurs will be paid to NTI Public Unitholders as of the effective time for the Merger, together with the Merger consideration payable with respect to the Merger.
The Merger Agreement contains customary representations, warranties, covenants and agreements by each of the parties. Completion of the Merger is conditioned upon, among other things: (1) approval of the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Merger (the “Merger Transactions”), by the affirmative vote of NTI common unitholders, as of the record date for the NTI special meeting, holding a majority of the outstanding NTI Common Units; (2) any waiting period applicable to the Merger Transactions under the Hart-Scott-Rodino Antitrust Act of 1976, as amended (the “HSR Act”) having been terminated or expired; (3) all filings, consents, approvals, permits and authorizations required to be made or obtained prior to the Effective Time in connection with the Merger Transactions having been made or obtained; (4) the absence of legal injunctions or impediments prohibiting the Merger Transactions; (5) the effectiveness of a registration statement on Form S-4 (the “Registration Statement”) with respect to the issuance of new shares of Western Common Stock in the Merger; and (6) approval of the listing on the New York Stock Exchange, subject to official notice of issuance, of the new shares of Western Common Stock to be issued and delivered (or, to the extent held in treasury by Western, delivered but not issued) in the Merger. On January 29, 2016, the United States Federal Trade Commission granted early termination of the waiting periods applicable to the Merger Transactions under the HSR Act.
The NTI GP Conflicts Committee, acting for NTI GP in its capacity as the general partner of NTI, approved the Merger Agreement and the Merger Transactions, and determined that the Merger Agreement and the Merger Transactions are fair and reasonable to NTI and the holders of NTI Common Units other than NTI GP and its affiliates (the “NTI Unaffiliated Unitholders”) and are not adverse to the interests of NTI or the interests of the NTI Unaffiliated Unitholders. The Board of Directors of Western Refining has also approved the Merger Agreement and the Merger Transactions.
On January 19, 2016, Western Refining filed a preliminary registration statement on Form S-4 (the “Preliminary S-4”) to register the shares of Western Refining Common Stock to be issued and delivered (or, to the extent held in treasury by Western Refining, delivered but not issued) in the Merger. The Preliminary S-4 is subject to future amendments depending on review and comments by the SEC. On that same date, the parties to the Merger Agreement jointly filed a transaction statement on Schedule 13E-3, which discloses the material terms of the Merger Transactions and is also subject to future amendments.
22. SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Demand for gasoline is generally higher during the summer months than during the winter months. As a result, our operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters of each year. During 2015 and 2014, the volatility in crude oil prices and refining margins also contributed to the variability of our results of operations for the four calendar quarters.

(in millions, except per unit data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2015
Revenue	$793.8	$959.8	$891.6	$759.8	$3,405.0
Operating income	119.5	139.3	114.6	(5.3)	368.1
Net income	111.2	128.9	103.5	(12.6)	331.0
Earnings per common unit - basic	$1.20	$1.39	$1.11	$(0.14)	$3.58
Earnings per common unit - diluted	$1.20	$1.39	$1.11	$(0.14)	$3.56

2014
Revenue	$1,346.3	$1,602.5	$1,547.4	$1,059.8	$5,556.0
Operating income	77.8	65.6	104.8	27.1	275.3
Net income	71.5	57.9	96.2	16.0	241.6
Earnings per common unit - basic	$0.77	$0.62	$1.04	$0.17	$2.61
Earnings per common unit - diluted	$0.77	$0.62	$1.04	$0.17	$2.61
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015 (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Security Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting. Included herein under the caption “Management’s Report on Internal Control Over Financial Reporting” on page 81 of this report.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
Our Board of Directors
As a limited partnership, we are managed by the board of directors of our general partner (the "Board"), subject to the terms and conditions set forth in our partnership agreement. The Board is not elected by our unitholders and will not be subject to re-election on a regular basis in the future. Instead, the Board is appointed by the sole member of our General Partner, NT InterHoldCo LLC, which is a wholly-owned subsidiary of Western Refining. Western Refining also owns 35,622,500, or 38.3%, of our limited partner common units. Western Refining’s ownership of NT InterHoldCo LLC gives Western Refining the authority to appoint our Board.
During 2015, the Board consisted of four independent, non-employee directors (Messrs. Bennett, Duckworth, Hofmann and Smith) and four non-employee directors who are also directors and/or executive officers of Western Refining (Messrs. Barfield, Foster, Jeff Stevens and Weaver), as well as one employee director (Mr. Lamp, our President and Chief Executive Officer). The Board is led by its Chairman, Mr. Foster. As required by our Corporate Governance Guidelines, the Board, through its Nominating and Governance Committee ("Governance Committee") periodically evaluates the composition of the Board, including the skill sets, diversity, leadership structure, background and experience of its directors. The Board is confident that its current structure and composition is best for the Company and its unitholders at this time.
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
The following table sets forth the names, positions and ages (as of February 19, 2016) of our directors:

Director	Age	Title
Paul L. Foster	58	Chairman of the Board
Lowry Barfield	58	Director
Timothy Bennett	58	Director
Rocky Duckworth	65	Director
Thomas Hofmann	64	Director
David L. Lamp	58	President and Chief Executive Officer and Director
Dan F. Smith	69	Director
Jeff A. Stevens	52	Director
Scott D. Weaver	57	Director
Set forth below is a description of the backgrounds, experience and qualifications of our directors as of December 31, 2015.
Paul L. Foster has served as a director of our general partner and NTE LLC, our wholly-owned operating subsidiary, since November 2013 and Chairman of the Board since January 2014. Mr. Foster is currently the executive chairman of Western Refining, a publicly traded refining and marketing company, and has served as its chairman of the board since September 2005. Previously, Mr. Foster served as Western Refining’s chief executive officer from September 2005 until January 2010, when he was appointed its executive chairman. In addition, Mr. Foster served as Western Refining's president from September 2005 to February 2009, and as president of one of its affiliates since 1997. Mr. Foster also serves as chairman of the board of the general partner of Western Refining Logistics, LP, a publicly traded master limited partnership that owns and operates logistics, storage, transportation and wholesale assets; as chairman of the University of Texas System Board of Regents; as a director of WestStar Bank, an El Paso-based bank; as a chairman of the board of Vomaris Innovations, Inc., a privately held medical device company; as a member of the board of managers of Jordan Foster Construction, LLC, a Texas based privately owned construction firm; as a director of the Federal Reserve Bank of Dallas - El Paso Branch; and on various other civic and professional organizations. Mr. Foster has spent virtually his entire career working in the refined product production and marketing industry. Except as previously mentioned, in the past five years, Mr. Foster has not served as a director of any other publicly traded company or as a director of a registered investment company.
Mr. Foster's extensive understanding of the production and marketing of refined products, his past history as the president and chief executive officer of a publicly traded refining and marketing company and his extensive history with and holdings in the sole member of our general partner are key attributes, among others, that make him well qualified to serve as a director of our general partner and NTE LLC.
Lowry Barfield has served as a director of our general partner and of NTE LLC, our wholly-owned operating subsidiary, since November 2013. Mr. Barfield is currently the senior vice president - legal, general counsel and secretary of Western Refining, a publicly traded refining and marketing company, and of the general partner of Western Refining Logistics, LP, a publicly traded master limited partnership that owns and operates logistics, storage, transportation and wholesale assets. Previously, he served as vice president - legal, general counsel and secretary of Western Refining from 2005 to 2007. Mr. Barfield has represented Western Refining and its affiliates in various legal capacities since 1999, as well as other large manufacturing and business clients since 1984, both at his own law firm and as a partner in several national firms. From 1982 to 1984, Mr. Barfield served as a law clerk to Federal District Judge Norman W. Black in Houston, Texas. Except as previously mentioned, in the past five years, Mr. Barfield has not served as a director of any other publicly traded company or as a director of a registered investment company.
Mr. Barfield's extensive experience in addressing legal matters in the refining and marketing industry, his service as the general counsel and secretary of publicly traded refining and logistics entities and his background providing counsel to large industrial and manufacturing entities are key attributes, among others, that make him well qualified to serve as a director of our general partner and NTE LLC.
Timothy Bennett has served as a director of our general partner and of NTE LLC, our wholly-owned operating subsidiary, since January 2014. Since June 30, 2009, Mr. Bennett has been retired. Mr. Bennett served as executive vice president of CIT Group, Inc. a financial services company, from March 1999 to June 30, 2009. Mr. Bennett worked at several commercial finance companies from 1980 through 1985. In 1986, he joined CIT Group. Over his tenure at CIT Group, Mr. Bennett oversaw the risk management of all of CIT’s commercial finance units, including Transportation, Project Financing, Energy, Telecommunications, Healthcare, and Asset-Based financing. Except as previously mentioned, in the past five years, Mr. Bennett has not served as a director of any other publicly traded company or as a director of a registered investment company.
Mr. Bennett's extensive executive, finance and risk management experience at the highest levels of a leading financial services company are key attributes, among others, that make him well qualified to serve as a director of our general partner and NTE LLC.
Rocky Duckworth has served as a director of our general partner and of NTE LLC, our wholly-owned operating subsidiary, since May 2013. Since October 2010, Mr. Duckworth has been retired and a private investor. Mr. Duckworth is a former partner of KPMG LLP, and retired from KPMG in 2010 after more than 38 years including more than 29 years as a partner. Mr. Duckworth became a KPMG partner in 1981, partner in-charge of the audit practice in Oklahoma City in 1984, and he was the Managing Partner of the Oklahoma City office from 1987 to 2000 when he relocated to the Houston office to serve global energy clients and as the energy industry leader of the audit practice. Mr. Duckworth served as the lead audit engagement partner on large, multi-national clients operating in different segments of the energy industry including upstream oil and gas exploration and production companies, energy marketing and trading companies, and merchant independent power producers and retail power providers. Since August 2014, Mr. Duckworth has served as a member of the board of directors, chairman of the audit committee and a member of the nominating and governance committee of Glori Energy, Inc. (NASDAQ: GLRI), a company focused on increasing production and recovery from mature oil wells. He previously served as a member of the board of directors and chairman of the audit committee of Magnum Hunter Resources Corporation (NYSE: MHR) until May 2015. He has a Bachelor of Science degree with honors in accounting from Oklahoma State University and is a certified public accountant. Except as previously mentioned, in the past five years, Mr. Duckworth has not served as a director of any other publicly traded company or as a director of a registered investment company.
Mr. Duckworth's extensive experience as a partner at a major accounting firm including but not limited to serving as the lead audit engagement partner on large, multi-national clients operating in different segments of the energy industry including upstream oil and gas exploration and production companies, energy marketing and trading companies, and merchant independent power producers and retail power providers, as well as his experiences with other energy-related companies, are key attributes, among others, that make him well qualified to serve as a director of our general partner and NTE LLC.
Thomas Hofmann has served as a director of our general partner since June 2012 and of NTE LLC, our wholly-owned operating subsidiary, since May 2011. Mr. Hofmann served as senior vice president and chief financial officer of Sunoco, Inc., an oil refining and marketing company, from January 2002 until his retirement in December 2008. Mr. Hofmann also serves as a director and member of the audit committee and the compensation committee of West Pharmaceuticals Services, Inc., a pharmaceutical and medical device company, and as a director and chairman of the audit committee of CPP GP LLC, the general partner of Columbia Pipeline Partners LP, a master limited partnership which owns and operates natural gas pipelines and integrated underground storage systems. He previously served as a director of the general partner of PVR Partners, L.P., a natural gas gathering and processing company and coal and natural resources property management company, until 2014. Mr. Hofmann also serves on the boards of various non-profit and charitable organizations. Except as previously mentioned, in the past five years, Mr. Hofmann has not served as a director of any other publicly traded company or as a director of a registered investment company. Mr. Hofmann received a Bachelor of Science degree from the University of Delaware and a master's degree from Villanova University.
Mr. Hofmann's substantial experience and knowledge regarding financial issues related to energy companies and the energy industry and his extensive financial, management and strategic experiences are key attributes, among others, that make him well qualified to serve as a director of our general partner and NTE LLC.
David L. Lamp has served as the President and CEO of our general partner and its subsidiaries since March 2014. He has served as a director of our general partner and of NTE LLC, our wholly-owned operating subsidiary, since April 2014. He also serves on the board of managers of MPL, a private entity which owns and operates the Minnesota Pipeline, and on the board of directors of MPL Investments, a private entity which owns all of the preferred membership units of MPL. Mr. Lamp has 35 years of experience in the petroleum refining industry, including technical, operations, commercial and senior management endeavors. Previously, Mr. Lamp served as the Senior Vice President and Chief Operating Officer for HollyFrontier Corporation, an independent petroleum refiner, since 2011, and in a variety of senior management positions with Holly Corporation, an independent petroleum refiner, including President, since 2004. He is the past Chairman of the American Fuel & Petrochemical Manufacturers Association, the industry trade association for the refining and petrochemical industry. Except as previously mentioned, in the past five years, Mr. Lamp has not served as a director of any other publicly traded company or as a director of a registered investment company. Mr. Lamp obtained a Bachelor of Science degree in Chemical Engineering from Michigan State University.
Mr. Lamp’s extensive knowledge and experience in all aspects of the petroleum refining industry, as well as significant background serving in key leadership roles at public and private petroleum refining entities are key attributes, among others, that make him well qualified to serve as a director of our general partner and NTE LLC.
Dan F. Smith has served as a director of our general partner since June 2012 and of NTE LLC since May 2011. Mr. Smith served as Executive Chairman of the boards of directors of our general partner and NTE LLC from December 20, 2012 through January 2, 2014 and previously served as Chairman of the board of directors of our general partner from June to December 2012 and of NTE LLC from November 2011 to December 2012. Mr. Smith is the former chairman, president and chief executive officer of Lyondell Chemical Company, a plastics, chemicals and refining company. He began his career with ARCO (Atlantic Richfield Company) in 1968 as an engineer. He was elected president of Lyondell Chemical Company in August 1994, chief executive officer in December 1996 and chairman of the board of directors in May 2007. Mr. Smith retired in December 2007 from Lyondell Chemical Company following the acquisition of Lyondell by Basell Polyolefins. Mr. Smith also served as chief executive officer of Equistar Chemicals, LP, a producer of ethylene, propylene, polyethylene and other products, from December 1997 through December 2007 and as chief executive officer of Millennium Chemicals Inc., a manufacturer and marketer of chemicals, from November 2004 until December 2007. At the time Mr. Smith served in such positions, Equistar and Millennium were wholly-owned subsidiaries of Lyondell. Since retiring from Lyondell in December 2007, Mr. Smith has served as a director of a number of companies. Mr. Smith has been a chairman and a director of Kraton Performance Polymers, Inc., a global producer of engineered polymers, since 2008, chairman and a director of Axip Energy Services, LP (successor to Valerus Compression Services, L.P.), a compression production and facility services provider, since 2010; chairman and a director of Nexeo Solutions Holdings, LLC, a global distributor of chemical products, since 2011; and Orion Engineered Carbons S.A., a producer of carbon black, since 2014. He also serves as a member of the College of Engineering Advisory Council at Lamar University. Mr. Smith also served as a director of Cooper Industries PLC, an electrical products manufacturer, for 12 years, until its sale to Eaton Corp. PLC, an industrial manufacturer, in 2012. Except as previously mentioned, in the past five years, Mr. Smith has not served as a director of any other publicly traded company or as a director of a registered investment company. Mr. Smith is a graduate of Lamar University with a Bachelor of Science degree in chemical engineering.
Mr. Smith's extensive executive experience at the highest levels, including more than ten years of experience as the chief executive officer of a major chemical company are key attributes, among others, that make him well qualified to serve as a director of our general partner and NTE LLC.
Jeff A. Stevens has served as a director of our general partner and of NTE LLC, our wholly-owned operating subsidiary, since November 2013. Mr. Stevens is currently the President and Chief Executive Officer of Western Refining, a publicly traded refining and marketing company, and of the general partner of Western Refining Logistics, LP, a publicly traded master limited partnership that owns and operates logistics, storage, transportation and wholesale assets. Mr. Stevens has served on the boards of directors of Western Refining since September 2005 and of Western Refining Logistics, LP's general partner since October 2013. Previously, Mr. Stevens served as Western Refining's president since February 2009, its chief operating officer since April 2008, its executive vice president since September 2005 and as executive vice president of one of its affiliates since 2000. Mr. Stevens also serves on the board of directors of Vomaris Innovations, Inc., a privately held medical device company. Except as previously mentioned, in the past five years, Mr. Stevens has not served as a director of any other publicly traded company or as a director of a registered investment company. Mr. Stevens has spent his entire career working in the refined product production and marketing industry.
Mr. Stevens' extensive operational experience in the refining industry and executive experience, including service as the president and chief executive officer of publicly traded refining and logistics entities, are key attributes, among others, that make him well qualified to serve as a director of our general partner and NTE LLC.
Scott D. Weaver has served as a director of our general partner and of NTE LLC, our wholly-owned operating subsidiary, since November 2013. Mr. Weaver is the Vice President, Assistant Treasurer and Assistant Secretary of Western Refining, a publicly traded refining and marketing company, and has served on its board of directors since September 2005. Previously, Mr. Weaver served as an executive officer of Western Refining in various capacities, including as its interim Treasurer from September 2009 to January 2010, its Chief Administrative Officer from September 2005 to December 2007, and as Chief Financial Officer of one of its affiliates from 2000 to August 2005. Mr. Weaver currently serves on the boards of directors of the general partner of Western Refining Logistics, LP, a publicly traded master limited partnership that owns and operates logistics, storage, transportation and wholesale assets; Encore Wire Corporation, a publicly traded copper wire manufacturing company, where he is also chairman of the audit committee and serves on the compensation and governance committees; WIG Holdings, Inc., a privately held insurance holding company; Vomaris Innovations, Inc., a privately held medical device company; as a member of the board of managers of Jordan Foster Construction, LLC, a Texas based privately owned construction firm; and as a member of the board of directors and its audit committee of Wellington Insurance Company, a privately held insurance holding company.
Mr. Weaver's extensive experience as a chief financial officer of other public entities, his background in the refining and marketing industry and his knowledge of public company finance matters are key attributes, among others, that make him well qualified to serve as a director of our general partner and NTE LLC.
Independence Determinations
As a publicly traded partnership, we qualify for, and rely on, certain exemptions from the NYSE's corporate governance requirements, including the requirement that a majority of the Board consist of independent directors and the requirements that the Board have compensation and nominating and governance committees that are composed entirely of independent directors. As a result of these exemptions, our Board is not comprised of a majority of independent directors and the Compensation and Governance Committees are not comprised entirely of independent directors. Accordingly, unitholders will not have the same protections afforded to equityholders of companies that are subject to all of the corporate governance requirements of the NYSE.
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
Board Committees
Our Board has four standing committees: the Audit Committee, the Compensation Committee, the Governance Committee and the Conflicts Committee. Each of these standing committees has a written charter that may be found on our website at www.northerntier.com. Paper copies of each of our committee charters are each available free of charge to all unitholders by calling (602) 302-5450 or by writing to Melissa Buhrig, Secretary, at our corporate headquarters located at 1250 W. Washington Street, Suite 300, Tempe, Arizona 85281.
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

The composition of the Board's four standing committees is as follows:

Director	Audit Committee	Compensation Committee	Governance Committee	Conflicts Committee
Lowry Barfield		X	X
Timothy Bennett	X			X
Rocky Duckworth	X			X (C)
Paul L. Foster
Thomas Hofmann	X (C)		X	X
David L. Lamp
Dan F. Smith		X (C)		X
Jeff A. Stevens
Scott D. Weaver		X	X (C)
C = Chairman
Previously, the Board had an Executive Committee comprised of Messrs. Foster, Smith, Stevens and Weaver. This Executive Committee handled matters that arose during the intervals between meetings of the Board that did not warrant convening a special meeting of the Board but should not be postponed until the next scheduled meeting of that Board, and also exercised the approval authority delegated by the Board under the general partner's previous Delegation of Authority Policy. The Board dissolved the Executive Committee in April 2014 and instead determined to bring all matters previously handled by the Executive Committee to the attention of the full Board.
Audit Committee
As required by the Exchange Act and the listing standards of the NYSE, our Audit Committee consists of three directors, each of whom has been affirmatively determined by the Board to meet the independence standards established by the NYSE and the Exchange Act for membership on an audit committee: Mr. Hofmann, who also serves as chairman, and Messrs. Bennett and Duckworth. The Board has determined that each of Messrs. Hofmann, Bennett and Duckworth are "financially literate" and that Messrs. Hofmann and Duckworth further qualify as "Audit Committee Financial Experts," as defined by SEC rules. Among other responsibilities, the Audit Committee:

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

•	Reviews with management, internal auditors and independent auditors the Company's annual and quarterly financial statements;

•	Reviews the Company's Code of Business Conduct and Ethics and its enforcement;

•	Evaluates the performance, responsibilities, budget and staffing of the Company's internal audit team;

•	Reviews and assesses the Company's policies and practices with respect to risk assessment and risk management;

•	Establishes procedures for and oversees handling complaints including, whistleblower hotline complaints regarding accounting, internal accounting controls and auditing matters;

•	Reviews and approves or ratifies all related party transactions as required to be disclosed under SEC rules; and

•	Prepares the Audit Committee report and recommends to the Board whether the annual financial statements should be included in the Company's annual report.
The Audit Committee met five times during fiscal year 2015, either in person or by telephone. In performing its functions and fulfilling its oversight responsibilities, the Audit Committee consults separately and jointly with the independent auditors, the Company’s internal auditors, the Chief Financial Officer and other members of the Company's management. The Audit Committee reviewed and discussed with management the audited financial statements contained in this Annual Report on Form 10-K. The Audit Committee also discussed with Deloitte & Touche LLP ("Deloitte"), the Company's independent registered accounting firm, the matters required to be discussed by Auditing Standards No. 16, as issued by the Public Company Accounting Oversight Board. The Audit Committee (i) received written disclosures and the letter from Deloitte required by applicable requirements of the Public Company Accounting Oversight Board regarding Deloitte's communications with the audit committee concerning independence (ii) and has discussed with Deloitte its independence from management and the Company. Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2015 for filing with the SEC.
Compensation Committee
Although not required by NYSE listing standards, the Board has a Compensation Committee comprised of Mr. Smith, who also serves as its chairman, and Messrs. Barfield and Weaver. While none of the members of our Compensation Committee is required to be "independent," the Board has affirmatively determined that Mr. Smith meets the independence standards established by the NYSE and the Exchange Act. Among other responsibilities, the Compensation Committee:

•	Reviews and approves the Company's compensation and benefits policies generally, including any incentive compensation and equity-based plans that are subject to Board approval;

•	Reviews and makes recommendations to the Board with respect to the compensation of the Company's named executive officers, including the Chief Executive Officer;

•	Reviews and makes recommendations to the Board with respect to the compensation of non-employee directors;

•	Reviews periodically, in consultation with the Company's CEO, the Company's management succession planning including policies for CEO selection and succession;

•	Reviews and assesses risks arising from the Company's compensation policies and practices; and

•	Reviews and discusses the Compensation Committee Report and the Compensation Discussion and Analysis and recommends to the Board their inclusion in the Company's Annual Reports on Form 10-K.
Since the Compensation Committee is not comprised entirely of independent directors, all compensation for the Company's named executive officers are determined by the full Board, upon recommendation of the Compensation Committee. The Compensation Committee has the sole authority to retain any compensation consultant, legal counsel or other adviser that the Compensation Committee determines is independent from management under the independence factors enumerated by the rules of the NYSE, and is directly responsible for the appointment, compensation and oversight of the work of any such consultant or adviser. The Compensation Committee met six times during fiscal year 2015, either in person or by telephone, and acted by written consent three times. In performing its functions and fulfilling its oversight responsibilities, the Compensation Committee consults separately and jointly with the Chief Executive Officer and other members of the Company's management, as well as any independent compensation consultant, legal counsel or other adviser retained by the Compensation Committee.
Governance Committee
Although not required by NYSE listing standards, the Board has a Governance Committee comprised of Mr. Weaver, who also serves as its chairman, and Messrs. Barfield and Hofmann. While none of the members of our Governance Committee is required to be "independent," the Board has affirmatively determined that Mr. Hofmann meets the independence standards established by the NYSE and the Exchange Act. Among other responsibilities, the Governance Committee:

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
The Governance Committee met six times during fiscal year 2015, either in person or by telephone. In performing its functions and fulfilling its oversight responsibilities, the Governance Committee consults separately and jointly with the Chief Executive Officer and other members of the Company's management.
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
On April 30, 2014, the Board created a Conflicts Committee and appointed to the Conflicts Committee Mr. Duckworth, who also serves as its chairman, and Messrs. Hofmann and Smith. On June 17, 2014, the Board also appointed Mr. Bennett to the Conflicts Committee. Among other responsibilities, the Conflicts Committee:

•
As requested by the Board, investigates, reviews, evaluates and acts upon any potential conflicts of interest between the Company and Western Refining or any of the Company or Western Refining's affiliates, on one hand, and any other person who acquires an interest in the partnership, on the other; and

•	Carries out any other duties delegated by the Board that relate to potential conflicts of interest.
In performing its functions and fulfilling its responsibilities, the Conflicts Committee has the sole authority to retain, compensate, direct, oversee and terminate any counsel and other advisers hired to assist the Conflicts Committee, including engaging consultants, attorneys, independent accountants and other service providers to assist in the evaluation of conflicts matters and approving such consultants’ fees and other retention terms. The Conflicts Committee met fourteen times during fiscal year 2015, twice prior to receipt of the offer from Western Refining relating to the Merger and twelve times following.
Meeting Attendance and Other Information
During fiscal year 2015, our Board met six times, either in person or by telephone, and acted pursuant to written consent three times. All of our directors had access to members of management and a substantial amount of information transfer and informal communication took place between management and the Board between meetings. None of our directors attended fewer than 75% of the aggregate number of meetings of the Board and the committees on which such director served.
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
The Conflicts Committee assists the Board in monitoring the risks associated with actual or perceived conflicts of interest relating to the Company's interactions with its affiliates, including Western Refining.
Corporate Governance Guidelines
Our Board has adopted a set of Corporate Governance Guidelines. A copy of the Corporate Governance Guidelines may be found on our website at www.northerntier.com. In addition, paper copies of the Corporate Governance Guidelines are available to all unitholders free of charge by calling (602) 302-5450 or by writing to Melissa Buhrig, Secretary, at our corporate headquarters located at 1250 W. Washington Street, Suite 300, Tempe, Arizona 85281. The guidelines set out our and the Board's thoughts on, among other things, the following:

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
Code of Business Conduct and Ethics and Financial Code of Ethics
Our Board has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees as well as a Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. These codes are posted on our website at www.northerntier.com. In addition, paper copies of these codes are available to all unitholders free of charge by calling (602) 302-5450 or by writing to Melissa Buhrig, Secretary, at our corporate headquarters located at 1250 W. Washington Street, Suite 300, Tempe, Arizona 85281. The Company will, within the time periods proscribed by the SEC and the NYSE, timely post on our website at www.northerntier.com, or in a Current Report on Form 8-K filed with the SEC, any amendments to these codes and any waiver of these codes on behalf of any executive officer or director.
Meeting of Non-Management and Independent Directors and Communications with Directors
At least quarterly, during a meeting of the Board, all of our directors meet in an executive session without management or management directors present, as well as in an executive session of only independent directors. In 2015, Mr. Smith presided over the independent director executive sessions. The Board welcomes questions or comments about us and our operations. Unitholders or interested parties may contact the Board, including any individual director, by contacting our Secretary at the following address and fax number: Secretary, Northern Tier Energy LP, 1250 W. Washington Street, Suite 300, Tempe, Arizona 85281, (602) 797-2611. Communications to a director should be sent to the attention of the Secretary at the same address or fax number.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Board and executive officers of our general partner, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC and any exchange or other system on which such securities are traded or quoted initial reports of ownership and reports of changes in ownership of our common units and other equity securities. Officers, directors and greater than 10 percent unitholders are required by the SEC's regulations to furnish to us and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they filed with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us, we believe that all reporting obligations of the officers, directors and greater than 10 percent unitholders of our general partner under Section 16(a) were satisfied during the year ended December 31, 2015.
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
The following table sets forth the names, positions and ages (as of February 19, 2016) of our executive officers:

Executive Officer	Age	Title
David L. Lamp	58	President and Chief Executive Officer and Director
Karen B. Davis	59	Executive Vice President and Chief Financial Officer
Melissa M. Buhrig	40	Executive Vice President and General Counsel & Secretary
Scott L. Stevens	54	Senior Vice President and Chief Commercial Officer
Set forth below is a description of the backgrounds, experience and qualifications of our executive officers as of February 19, 2016, with the exception of Mr. Lamp, whose information is included under the "Director" section above.
Karen B. Davis has served as the Executive Vice President of our general partner and its subsidiaries since February 2015 and also as our CFO since March 2015. Previously, Ms. Davis served as the Chief Financial Officer of the general partner of Western Refining Logistics, LP, a publicly traded master limited partnership that owns and operates logistics, storage, transportation and wholesale assets, from December 2014 through February 2015. Ms. Davis also served as the Vice President - Director of Investor Relations of Western Refining, Inc., a publicly traded refining and marketing company, from December 2014 through February 2015. Previously, Ms. Davis served as the Chief Accounting Officer of PBF Energy Inc., an independent crude oil refiner, from February 2011 to November 2014, and of PBF Logistics GP LLC the general partner of PBF Logistics LP, a master limited partnership, from its inception in February 2013 until November 2014. She previously served as the Global Controller of Petroplus Holdings AG, a public independent refiner and wholesaler of petroleum products, from October 2009 to December 2010. Prior to this, Ms. Davis has served in various chief financial officer and financial reporting officer positions with public and private companies in the United States. Ms. Davis received a Bachelor of Science degree in Business Administration with an emphasis in accounting from California State University in Chico.
Melissa M. Buhrig has served as Executive Vice President, General Counsel and Secretary of our general partner and its subsidiaries since May 2014. Previously, Ms. Buhrig served as the vice president, assistant general counsel and assistant secretary of Western Refining, a publicly traded refining and marketing company, from 2010 until April 2014, and of the general partner of its publicly traded master limited partnership that owns and operates logistics, storage, transportation and wholesale assets, Western Refining Logistics, LP, from 2013, until April 2014. Ms. Buhrig also served as Senior Counsel of Western Refining from 2005 until 2010. Ms. Buhrig has represented Western Refining and its affiliates, as well as other large manufacturing and business clients, as a partner and associate in various national law firms since 2000. Ms. Buhrig received her Bachelor of Arts degree in Political Science from the University of Michigan and her Juris Doctorate with honors from the University of Miami School of Law, where she served as a member of the University of Miami Law Review.
Scott L. Stevens has served as Senior Vice President and Chief Commercial Officer of our general partner and its subsidiaries since May 2014. Previously, Mr. Stevens has worked in various commercial and operational roles in the petroleum refining and marketing industry over the last twelve years. He was most recently the Senior Vice President of Southwest Marketing for Western Refining, a publicly traded refining and marketing company, where he oversaw the wholesale organization rail operations and refined products marketing. Mr. Stevens received a Bachelor of Science in Business Administration degree in Accounting from the University of Arizona.

Item 11. Executive Compensation.
The following discussion and analysis of compensation arrangements (the "Compensation Discussion and Analysis") of our named executive officers (defined below) for 2015 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation actions. Our actual compensation actions may differ materially from the currently planned programs and payouts summarized in this discussion.
Named Executive Officers
The "named executive officers" in this Form 10-K are as follows:

1.	the individuals serving as principal executive officer during the last completed fiscal year (David L. Lamp, who has served as President and Chief Executive Officer since March 1, 2014);

2.
the individuals serving as principal financial officer during the last completed fiscal year (Karen B. Davis, who has served as Executive Vice President since February 2, 2015, and also as Chief Financial Officer since March 16, 2015; and David Bonczek, who served as Executive Vice President and Chief Financial Officer until March 16, 2015); and

3.
the next most highly compensated individuals who were serving as executive officers at the end of the last completed fiscal year (Melissa Buhrig, Executive Vice President, General Counsel and Secretary; and Scott Stevens, Senior Vice President and Chief Commercial Officer).

We have determined that, as of December 31, 2015, no other individual met the standards necessary to classify him or her as a "named executive officer."
Compensation Philosophy and Objectives
In establishing named executive officer compensation, the Board and its Compensation Committee seek to compensate named executive officers in a way that meaningfully aligns their interests with the interests of our unitholders, and includes:

•	Incentivizing important business priorities such as safety, reliability, environmental performance and earnings growth;

•	Rewarding positive growth and the achievement and implementation of specific goals that advance the interests of the Company and its unitholders;

•	Aligning named executive officers' compensation opportunities with our short-term and long-term operational and financial objectives using metrics to evaluate and reward performance; and

•	Recruiting and retaining highly qualified individuals to manage and lead the Company.
Named executive officer compensation will generally include a mix of fixed elements, intended to provide stability, as well as variable elements, which align pay and performance, incentivizing and rewarding our named executive officers in years where the Company achieves superior results.
The Decision-Making Process, Generally
Since our Compensation Committee is not required to be, and is not, made up exclusively of independent directors, our named executive officer compensation is determined by the full Board, based in part upon the analysis and recommendations of the Compensation Committee.
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

Compensation Consultant Independence
In 2014, the Compensation Committee retained Pearl Meyer to provide it with various analysis regarding, among other things, the selection of peer companies, compensation paid to our directors and our named executive officers and comparative data of compensation paid to directors and named executive officers of peer entities (the services and information that Pearl Meyer provided to be referred to as the "Services"). The analyses received from Pearl Meyer were utilized in establishing named executive officer compensation for 2015 and 2016. The Compensation Committee considers Pearl Meyer independent under the standards set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules of the SEC, for the following reasons:

•	Pearl Meyer performed no services for the Company other than the Services;

•	The ratio of the fees Pearl Meyer receives from the Company compared to Pearl Meyer's total revenue is less than 1%;

•	Pearl Meyer retains a "conflicts policy" to prevent any conflict of interests between Pearl Meyer and the Company that could impact Pearl Meyer's independence;

•	None of the Pearl Meyer staff performing the Services has any business or personal relationship with any Company executive or Compensation Committee member other than relating to the Services;

•	None of the Pearl Meyer personnel performing the Services individually owns any Company securities;

•	Pearl Meyer has neither provided to nor received from the Company any gifts, benefits or donations other than its compensation for the Services; and

•
Pearl Meyer interacts directly with the Compensation Committee, and only interacts with Company management at the request of or with the knowledge of the Compensation Committee and/or its chairman, Mr. Smith.

Compensation Risk Assessment
Our Compensation Committee has reviewed our compensation policies and practices as generally applicable to our employees, including our named executive officers, and believes that our policies and practices do not encourage excessive or unnecessary risk-taking, and are not reasonably likely to have a material adverse effect on us. In reaching this conclusion, our Compensation Committee reviewed and discussed the design features, characteristics, and performance metrics of our compensation programs, approval mechanisms for compensation awarded to all employees for 2015 and generally, and observed the following factors, among others, which the Compensation Committee believes reduces risks associated with our compensation policies and practices:

•	Our compensation policies and practices are centrally designed and administered;

•	Our overall compensation levels are competitive with the market;

•	Our compensation is balanced among (i) fixed components like salary and benefits, and (ii) annual and long-term incentives tied to a mix of financial and operational performance; and

•	The Board and its Compensation Committee have discretion to adjust annual or performance-based awards when appropriate based on our interests and the interests of our unitholders.

Other Compensation Items
Unit Ownership Guidelines. In July 2015, the Board adopted revised unit ownership guidelines for our named executive officers and non-employee directors in order to further align their interest and actions with the interests of our unitholders. The ownership guidelines are 3x and 1.5x annual base salary for our Chief Executive Officer and other named executive officers, respectively. Ownership guidelines for non-employee directors are 3x the amount of their annual retainer. Satisfaction of these ownership guidelines is required within five years of adoption or appointment, whichever is later. Each of our non-employee directors and named executive officers either satisfies these ownership guidelines or is within the five year period permitted for compliance.
Clawback Policies. If required by the Sarbanes-Oxley Act of 2002 and/or by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, any incentive or equity-based award provided to one of our employees shall be conditioned on repayment or forfeiture in accordance with applicable law, any Company policy, and any relevant provisions in the applicable award agreement.
2015 Named Executive Officer Compensation
In 2014, the Board and its Compensation Committee worked with Mr. Lamp and other members of management to develop a new compensation program for 2015 generally applicable to all eligible salaried employees in the Company’s corporate, refining and retail groups, including the Company’s named executive officers. This compensation program consisted of a combination of base salary, an annual performance-based cash bonus under a 2015 Performance Bonus Program (the "2015 Bonus Plan"), and possible awards under the LTIP, depending on the eligible employee's grade level.
In developing this compensation program with respect to named executive officers, the Board and its Compensation Committee utilized the objectives, process and sources of information described above, and also referred to analyses and reports received from Pearl Meyer in October 2014 relating to compensation and performance peer groups, and in November 2014 relating to compensation paid to the Company's previous named executive officers, proposed 2015 compensation for the Company's named executive officers, comparative data of compensation paid to named executive officers of peer groups, and parameters and relative performance mechanics for incentive criteria proposed to be included in named executive officer compensation for 2015.
The Board and its Compensation Committee also considered what it believed to be best practices in the area of executive compensation, including paying named executive officers a combination of fixed, at-risk, variable and long-term compensation. In 2015, the target total direct compensation pay mix for named executive officers consisted of fixed compensation in the form of base salary, long-term compensation in the form of Time-Based Phantom Units under the LTIP which vest ratably over three years, variable at-risk compensation in the form of an annual performance-based cash bonus under the 2015 Bonus Plan and long-term variable at-risk compensation in the form of Performance-Based Phantom Units under the LTIP which vest in three years depending upon satisfaction of certain performance conditions.
Peer Groups
In 2013, the Compensation Committee selected a peer group which included CVR Energy Inc., HollyFrontier Corp., NuStar Energy LP, PBF Energy Inc., Tesoro Corp. and Western Refining (the "2013 Peer Group"). This 2013 Peer Group was generally referenced by the Board and its Compensation Committee in setting director and named executive officer compensation for 2013 and 2014. In October 2014, the Compensation Committee consulted with management and Pearl Meyer and determined that changes to the 2013 Peer Group was appropriate, based in part on the following considerations: (i) the number of companies within the 2013 Peer Group; (ii) the Compensation Committee’s desire to utilize separate peer groups for evaluation of director and executive compensation generally and for evaluation of relative Company performance; and (iii) changes among independent refiners since 2013, including the operations of other variable rate master limited partnerships.
The Compensation Committee, upon consultation with Pearl Meyer and management, evaluated various entities with refining, chemical, retail and other similar operations, and selected from such entities those the Compensation Committee considered generally comparable to the Company (a) for the purposes of evaluating the compensation paid to the Company’s directors and named executive generally, called the 2015 Compensation Peer Group, and (b) for the purposes of comparing the Company’s relative performance, called the 2015 Performance Peer Group, as follows:

2015 Compensation Peer Group	2015 Performance Peer Group
Alon USA Energy, Inc.	Alon USA Energy, Inc.
Calumet Specialty Product Partners LP	Delek US Holdings, Inc.
CVR Energy, Inc.	HollyFrontier Corporation
Delek US Holdings, Inc.	Marathon Petroleum Corporation
HollyFrontier Corporation	PBF Energy Inc.
Marathon Petroleum Corporation	Tesoro Corporation
PBF Energy Inc.	Valero Energy Corporation
Tesoro Corporation	Western Refining, Inc.
Valero Energy Corporation
Western Refining, Inc.
The Compensation Committee considers the entities included in the 2015 Compensation Peer Group to be those with whom the Company competes for executive talent, and those in the 2015 Performance Peer Group to be entities with operations similar to the Company and appropriate for comparison of operating and financial performance. The revenues of the companies comprising the 2015 Compensation Peer Group and the 2015 Performance Peer Group both ranged from approximately $3.2 billion to $130.8 billion for the last fiscal year prior to their inclusion in the respective 2015 peer groups (fiscal year 2014). The Company's revenue for fiscal year 2014 was approximately $5.6 billion.
The Board and its Compensation Committee did not specifically benchmark the information of the 2015 Compensation Peer Group in setting 2015 compensation; instead, the Board and its Compensation Committee generally referenced the compensation paid to named executive officers of the 2015 Compensation Peer Group. Regarding the 2015 Performance Peer Group, the Board and its Compensation Committee included within the 2015 Bonus Plan and the Performance-Based Phantom Unit agreements certain metrics which would be compared to the same metrics achieved by the 2015 Performance Peer Group following completion of the applicable performance periods.
2015 Compensation to Mr. Bonczek
In January 2015, Mr. Bonczek elected to resign as the Executive Vice President and Chief Financial Officer of the general partner effective March 16, 2015. As a result, Mr. Bonczek’s only compensation from the Company during 2015 included (a) prorated base salary until March 16, 2016; and (b) participation in benefit plans generally available to the Company's other employees including, but not limited to, the Company's match of 401(k) plan contributions and Company paid life insurance premiums; and (c) certain severance benefits, in each case, as set forth in the Summary Compensation Table below. Accordingly, the disclosures below relating to named executive officer compensation for 2015 exclude Mr. Bonczek unless specifically referenced.

2015 Base Salary
Each named executive officer's base salary is a fixed component of compensation and does not vary depending on the level of performance achieved. Base salaries are determined for each named executive officer based on his or her position and level of responsibility. The Board reviews the base salaries for each named executive officer annually as well as at the time of any promotion or significant change in job responsibilities. In establishing base salaries for 2015, the Board and its Compensation Committee considered, in addition to the factors discussed above, each of the named executive officers' background and experience, as well as contributions to the Company. The Board, based in part upon recommendation of the Compensation Committee as well as the factors and considerations set forth above, approved annual base salaries for each of Mr. Lamp ($900,000), Ms. Davis ($340,000), Ms. Buhrig ($302,000) and Mr. Stevens ($289,000). The amount of annual base salary received by each named executive officer during the 2015 fiscal year is set forth in the 2015 Summary Compensation Table.

2015 Bonuses
The 2015 Bonus Plan
Each of the named executive officers (other than Mr. Bonczek) was eligible to receive an annual bonus payment pursuant to the 2015 Bonus Plan, which was designed to encourage our employees to achieve our business objectives and to attract and retain key employees through the opportunity for performance-related incentive compensation. The 2015 Bonus Plan included metrics and targets determined by the Board and its Compensation Committee based on their judgment and expertise, as well as the Company's goals, objectives and expected performance for 2015 and input from Pearl Meyer regarding the parameters and relative performance mechanics of incentive plan criteria. Each named executive officer was eligible to receive a target of 100% of such named executive officer’s 2015 base salary, with possible payout between zero and 200% of target, depending upon the Company’s performance under the financial and operating metrics set forth in the 2015 Bonus Plan over the performance period, defined as the four quarters ending September 30, 2015 ("Performance Period"). This Performance Period was selected to align evaluation of the performance of the Company and its named executive officers with evaluation of performance and establishment of annual base salaries for all salaried employees, which generally takes place in November and December of each calendar year.
The 2015 Bonus Plan included a threshold EBITDA, which required that actual Adjusted EBITDA (as defined in Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Adjusted EBITDA) for the Performance Period must equal or exceed the total of Cash Interest Expense, plus actual Capital Expenditures, plus Scheduled Principal Payments, plus Maintenance Turnaround Expenses, plus Cash Taxes for the Performance Period before any payout to named executive officers would be made. Provided this threshold EBITDA was achieved, named executive officers would be eligible to receive payout under the 2015 Bonus Plan based on performance of the Company over the Performance Period under the following criteria:

•
Financial Metrics, weighted at 75% of potential payout, including, in equal parts, (a) Operating Income, defined as total revenues less the total of cost of goods sold plus operating expenses (including direct operating expenses, turnaround and related expenses, depreciation & amortization, SG&A and other net operating expenses) divided by total revenue; (b) Return on Capital Employed, or ROCE, defined as earnings before interest and taxes (“EBIT”) divided by the total assets less current liabilities average as of the beginning and end of the Performance Period; and (c) Return on Assets, defined as EBIT divided by average total assets excluding goodwill and intangible assets. The Company’s performance under each of these Financial Metrics would be compared with the performance of the 2015 Performance Peer Group under the same Financial Metrics, over the same Performance Period, with payout based on the Company’s performance relative to the 2015 Performance Peer Group, as follows:

NTI v. 2015 Performance Peer Group	Payout (as a % of Target)*
Less than 25th Percentile	0%
25th Percentile	50% (Threshold)
Median (50th Percentile)	100% (Target)
Equal to or Greater than 75th Percentile	200% (Maximum)
*Linear interpolation between Threshold and Target, and Target and Maximum

•
Operational Metrics, weighted at 25% of potential payout, including, in equal parts, (a) Total Recordable Incident Rate, defined as the entity-wide OSHA 300 recordable incident rate for all employees; (b) Process Safety Incident Rate, defined as severity-adjusted annual process safety incident rate under API 754, reflecting Tier 1 incidents only, normalized to 200,000 man hours; and (c) Recordable Quantity Events, defined as the number of releases or spills to soil, river, or air above reportable quantities, permit exceedances and regulatory agency enforcement action. The Company’s performance under each of these Operational Metrics over the Performance Period would be compared with the Company’s performance under the same Operational Metrics over the comparable prior year period, with payout based on the Company's period-over-period performance, as follows:

% Change Compared to Prior Year Period	Payout (as a % of Target)*
Increase	0%
Same as Prior Year Period	50% (Threshold)
5% Decrease	100% (Target)
Decrease 10% or More	200% (Maximum)
*Linear interpolation between Threshold and Target, and Target and Maximum

Payout to Named Executive Officers under the 2015 Bonus Plan
In December 2015, the Board and its Compensation Committee evaluated the performance of the Company and the named executive officers, including under the performance metrics set forth in the 2015 Bonus Plan. The Board and its Committees observed the significant accomplishments of the Company and the named executive officers during 2015, including:

•	Return of cash to unitholders of $350.9 million in the form of cash distributions for the four quarters ended September 30, 2015, of $3.76 per common unit;

•
Achievement of average throughput of approximately 94,000 bpd at the St. Paul Park refinery for the four quarters ended September 30, 2015, representing an almost 4% increase over the prior year period;

•	Improvement in Company-wide safety of over 36% compared to the prior year period; and

•
Achievement of ROCE and return on assets (metrics under our 2015 Bonus Plan) of 53.9% and 38.9%, respectively, for the four quarters ended September 30, 2015, compared to the prior year period achievement of 36.3% and 23.6%, respectively.

The Board and its Compensation Committee also evaluated the performance of the Company under the performance metrics set forth in the 2015 Bonus Plan, as follows:

Financial Metrics (75% of total)	Achievement Compared to 2015 Performance Peer Group	Payout
Operating Income	Top Performer among 2015 Performance Peer Group	Maximum Payout
Return on Capital Employed	Top Performer among 2015 Performance Peer Group	Maximum Payout
Return on Assets	Top Performer among 2015 Performance Peer Group	Maximum Payout

Operational Metrics (25% of total)	Achievement Compared to Prior Year Period	Payout
Total Recordable Incident Rate	Over 10% Decrease over Prior Year Period	Maximum Payout
Process Safety Incident Rate	2% Increase over Prior Year Period	Zero Payout
Reportable Quantity Events	Over 10% Decrease over Prior Year Period	Maximum Payout
This achievement resulted in a calculated payout to named executive officers under the 2015 Bonus Plan of approximately 183.35% of target, or $1,650,200 to Mr. Lamp; $623,400 to Ms. Davis; $553,800 to Ms. Buhrig; and $529,900 to Mr. Stevens, which payouts were approved by the Board, in part upon recommendation of the Compensation Committee, in December 2015 and paid to the named executive officers in January 2016.
2015 Long-Term Equity-Based Incentives
In order to incentivize our management to continue to grow our business and operate safely and reliably, our general partner adopted the LTIP in connection with our IPO, for the benefit of employees and directors of us, our general partner and those of our affiliates who perform services for us. The LTIP provides us with the flexibility to grant various equity awards, including restricted units, phantom units and other unit-based awards, designed to align the interests of participants (including named executive officers) with those of our unitholders and to give LTIP participants the opportunity to share in our long-term performance.
For 2015, the Board, in part upon recommendation of its Compensation Committee, approved awards to named executive officers of both Time-Based Phantom Units and Performance-Based Phantom Units, in each case, equal to 210% of base salary for Mr. Lamp and 100% of base salary for each of Ms. Davis, Ms. Buhrig and Mr. Stevens. The number of units under each award of Time-Based Phantom Units and Performance-Based Phantom Units was determined based on the closing price of the Partnership’s common units on January 2, 2015, and resulted in issuance of Time-Based Phantom Units totaling 83,260 units; 15,476 units; 13,304 units; and 12,731 units for each of Mr. Lamp, Ms. Davis, Ms. Buhrig and Mr. Stevens, respectively, and target Performance-Based Phantom Units totaling 83,260 units; 15,476 units; 13,304 units and 12,731 units to each of Mr. Lamp, Ms. Davis, Ms. Buhrig and Mr. Stevens, respectively.

The Time-Based Phantom Units vest ratably over three years, on the third Wednesday of January 2016, 2017 and 2018, provided the named executive officer remains an employee in good standing of the Company or its affiliates on the vesting date, and may be settled in cash or common units of the Partnership, or a combination of both, in the discretion of the Board or its Compensation Committee.
The Performance-Based Phantom Units vest at the end of the three-year performance period ending on September 30, 2017, depending upon the Company's performance under performance criteria set forth in the Performance-Based Phantom Unit agreement, provided the named executive officer remains an employee in good standing of the Company or its affiliates on the vesting date, and may be settled in cash or common units of the Partnership, or a combination of both, in the discretion of the Board or its Compensation Committee, no later than the first May 15 following the end of the three-year performance period. The performance criteria included in the Performance-Based Phantom Units includes the same threshold EBITDA defined in the 2015 Bonus Plan described above, measured over the three-year performance period applicable to the Performance-Based Phantom Units. Provided this threshold EBITDA is achieved, each named executive officer would be entitled to between zero and 200% of the target number of Performance-Based Phantom Units issued to such named executive officer, depending on the Company’s performance under the criteria of Total Unitholder Return, or TUR, and ROCE, in each case, measured over the three-year performance period ending on September 30, 2017, and compared to the TUR and ROCE of the 2015 Performance Peer Group over the same period. TUR in the Performance-Based Phantom Unit agreement is defined as the increase in unit or share price, as applicable, plus distributions or dividends, as applicable; ROCE in the Performance-Based Phantom Unit agreement has the same definition as defined in the 2015 Bonus Plan described above.
All Time-Based Phantom Units and Performance-Based Phantom Units awarded to named executive officers in 2015 accrue distribution equivalents on unvested units, which are subject to the same vesting and forfeiture restrictions as the underlying award, and will generally be paid out at the same time that the underlying award is settled. These Time-Based Phantom Units and Performance-Based Phantom Units are intended to incentivize named executive officers and promote the Company's achievement of operational and financial goals and to do so in a manner that enhances unitholder value but does not encourage unnecessary risks to achieve Company goals, over both the short- and long-term.
Please see "Executive Compensation - Grants of Plan-Based Awards - 2015" for the threshold, target and maximum potential payouts for each named executive officer under the Performance-Based Phantom Units. For a description of potential accelerated vesting or forfeiture of these Time-Based and Performance-Based Phantom Units, see the section below titled "Potential Payments Upon Termination or a Change of Control."
Severance and Change of Control Benefits
In May 2015, we entered into employment agreements with our named executive officers (other than Mr. Bonczek) that provided for severance and/or change of control protections. These employment agreements cancelled and superseded any prior employment or change of control agreements between the named executive officers and the Company. Each of the current employment agreements provides for an initial three-year term that will be automatically extended for successive one-year terms unless either party gives notice of termination to the other party prior to the end of the term. These employment agreements do not provide for any gross-up to cover any applicable excise or income tax that may be incurred due to a severance payment, nor do they provide for severance payments upon death or disability. These employment agreements provide for a minimum base salary and the opportunity to participate in annual bonus plans of the Company, and contain confidentiality and non-competition restrictive covenants. They also provide severance benefits to each of the named executive officers upon an involuntary termination (actual or constructive) of his or her employment without cause, including: (i) outside of a change of control period, severance equal to his or her then-current annual base salary, payable monthly for a period of two years, and continued participation in certain medical and dental plans for up to two years; or (ii) during a change of control period, severance equal to two times his or her then-current annual base salary plus two times his or her annual bonus, in a lump sum plus immediate vesting of outstanding unvested awards under the LTIP and amounts under nonqualified deferred compensation plans, if any, and continued participation in certain medical and dental plans for up to two years. Any severance payments and benefits to any of the named executive officers would be made less applicable withholdings and deductions, following execution and delivery of a valid release, and otherwise in accordance with Section 409A of the Code.
In 2015, we also entered into indemnification agreements with our named executive officers (other than Mr. Bonczek) that provided for indemnification of the named executive officer to the fullest extent permitted under Delaware law against liability that may arise by reason of his or her service to the Company, and to advance expenses incurred as a result of any proceeding as to which he or she could be indemnified.
Effective August 4, 2014, we entered into a letter agreement with Mr. Bonczek which superseded all previous employment and related agreements between Mr. Bonczek and the Company. This agreement provided for certain payments to Mr. Bonczek upon termination of employment, following his execution and return of a valid release agreement and expiration of applicable waiting periods, provided he agreed to remain employed by the Company at least through March 2015 (or such earlier date as determined by the Company). This agreement provided for a lump sum payment equal to 100% of his annual base salary in effect on his date of termination, acceleration of all awards issued under the LTIP prior to January 1, 2014, payment of certain healthcare benefits for a period of six months following termination and outplacement support not to exceed $3,000. In January 2015, Mr. Bonczek elected not to relocate to the Company's corporate offices in Tempe, Arizona, and resigned as Executive Vice President and Chief Financial Officer effective March 16, 2015. Following expiration of all waiting periods applicable under the release agreement he executed and delivered, he received the severance benefits described above, less applicable withholdings and deductions. For the severance benefits received by Mr. Bonczek, please see the “Summary Compensation Table” below.
In addition to these agreements, our named executive officers receive awards under the LTIP, including Restricted Units, Time-Based Phantom Units and Performance-Based Phantom Units, which provide certain severance benefits, including, (a) for Restricted Units, acceleration of the next tranche of Restricted Units that would have become vested in the event of death, disability or termination without cause or by executive for good reason outside a change of control period, and acceleration of all unvested Restricted Units in the event of termination without cause or by executive for good reason within a change of control period, and (b) for Time-Based Phantom Units and Performance-Based Phantom Units (at target), acceleration of all unvested units in the event of death, disability or termination without cause or by executive for good reason within a change of control period.
The Board and its Compensation Committee has determined that the agreements described above, and the termination and other payments provided in such agreements, are consistent with the Company's compensation goals and objectives. Further, the Board and its Compensation Committee consider these agreements to be an important retention tool which also maximizes unitholder value by encouraging named executive officers to review objectively any proposed transaction in determining whether such proposal or termination is in the best interest of our unitholders, regardless of whether the named executive officer will continue to be employed. We also believe these agreements allow us to remain competitive in attracting and retaining skilled professionals in our industry, as the market against which we compete for executive talent commonly offers agreements providing for post-termination payments.
A more detailed description of the severance and change of control provisions that we provide to our named executive officers, as well as the potential benefits provided by the employment agreements and LTIP awards assuming an involuntary termination (as defined in the relevant employment agreements and amendments thereto and applicable award agreements) occurred at December 31, 2015, can be found in the "Potential Payments Upon Termination or a Change of Control" section below and, for Mr. Bonczek, in the "Summary Compensation Table" below.
Other Benefits
We provide our employees, including our named executive officers, with health and welfare benefits, as well as certain retirement plans. We currently maintain a plan intended to qualify under section 401(k) of the Code, where employees are allowed to contribute portions of their base compensation into a retirement account. We provide a matching contribution in amounts up to 6.0% of the employees' eligible compensation, which matched contribution does not vest until the end of a three-year period of service, and an additional 3.0% non-elective annual contribution that vests as paid. The amounts that we contributed to each named executive officer’s account for 2015 are reflected in the 2015 Summary Compensation Table.
We provide a cash balance retirement plan for our employees, which is a defined benefit pension plan. Plan benefits are 5% of eligible annual compensation, plus a specified interest credit. Participant account balances are subject to a three-year cliff vesting schedule. Named executive officer account balances at the end of 2015 are listed in the Pension Benefits table.
2016 Named Executive Officer Compensation
In connection with establishing named executive officer compensation for 2016, the Compensation Committee again retained Pearl Meyer to provide it with an interim report updating its November 2014 analysis of the Company's named executive officer compensation, comparative data and associated recommendations. Pearl Meyer delivered this report to the Compensation Committee in July 2015. The Board and its Compensation Committee utilized this July 2015 analysis, in conjunction with the other sources of information described above, in establishing named executive officer compensation for 2016 that was identical in structure to named executive officer compensation for 2015. This 2016 named executive officer compensation was approved by the Board, based in part upon recommendation of the Compensation Committee, in October 2015, as follows:

•	Annual base salaries for Mr. Lamp ($945,000), Ms. Davis ($357,000), Ms. Buhrig ($317,000) and Mr. Stevens ($303,450);

•
2016 performance based cash incentive compensation (the "2016 Bonus Plan"), which is identical in form to the 2015 Bonus Plan, with target payout equal to 100% of the named executive officer's annual base salary, with possible payout ranging from zero to 200% of target, depending upon the same Financial Metrics and Operational Metrics utilized in the 2015 Bonus Plan;

•
Time-Based Phantom Units under the LTIP equal to 210% of annual base salary for Mr. Lamp and 100% of annual base salary for each of Ms. Davis, Ms. Buhrig and Mr. Stevens, with the number of units calculated based on the closing price of a Partnership common unit on January 4, 2016, vesting ratably on the third Wednesday of January 2017, 2018 and 2019;

•
Performance-Based Phantom Units under the LTIP with an initial target value equal to 210% of annual base salary for Mr. Lamp and 100% of annual base salary for each of Ms. Davis, Ms. Buhrig and Mr. Stevens, with the number of target units calculated based on the closing price of a Partnership common unit on January 4, 2016, and possible payout ranging from zero to 200% of target depending upon certain long-term performance metrics over a three year performance period ending on September 30, 2018; and

•	Participation in broad-based retirement, health and welfare benefits generally available to other employees.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on those reviews and discussions, the Compensation Committee has recommended to the Board that this Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2015, for filing with the SEC.
The Compensation Committee
Mr. Dan F. Smith, Chairman
Mr. Lowry Barfield
Mr. Scott D. Weaver

2015 Summary Compensation Table
The table below sets forth the annual compensation earned during the 2015, 2014 and 2013 fiscal years and for those current named executives that were considered named executive officers for each applicable year.

		Salary	Bonus	Stock Awards	Change in Pension Value	All Other Compensation	Total
Executive Officer and Principal Position	Year	($)(1)	($)(2)	($)(3)	($)	($)(4)	($)
David L. Lamp	2015	932,692	1,650,200	3,644,707	13,666	735,055	6,976,320
President and Chief Executive Officer	2014	670,192	1,034,000	9,672,000	—	329,495	11,705,687
	2013	—	—	—	—	—	—
Karen B. Davis	2015	307,308	623,400	716,461	13,250	24,181	1,684,600
Executive Vice President and Chief Financial Officer	2014	—	214,500	—	—	—	214,500
	2013	—	—	—	—	—	—
Melissa M. Buhrig	2015	312,577	553,800	582,383	13,533	47,385	1,509,678
Executive Vice President and General Counsel & Secretary	2014	218,203	311,000	818,252	—	4,795	1,352,250
	2013	—	—	—	—	—	—
Scott L. Stevens	2015	299,577	529,900	557,303	13,521	47,371	1,447,672
Senior Vice President and Chief Commercial Officer	2014	169,231	336,000	818,252	—	7,968	1,331,451
	2013	—	—	—	—	—	—
David Bonczek	2015	121,554	—	—	13,991	520,569	656,114
Former Executive Vice President and Chief Financial Officer	2014	390,385	406,000	2,703,000	32,464	112,848	3,644,697
	2013	363,500	267,144	577,214	19,594	45,300	1,272,752

(1)
For Mr. Bonczek, his 2015 Salary reflects amounts received for the period January 1, 2015, through March 16, 2015. For Ms. Davis, her 2015 Salary reflects amounts received for the period February 2, 2015, through December 31, 2015. For Mr. Lamp, Ms. Buhrig and Mr. Stevens, their 2014 Salary reflects compensation for the portion of 2014 that followed each such named executive officer's appointment as an officer.

(2)
The amounts reported in this column for 2015 reflect actual bonuses that were approved by the Board on December 2, 2015, with respect to calendar year 2015, under the 2015 Bonus Plan, and were paid on January 22, 2016.

(3)
The 2015 amounts in this column represent the grant date fair value of the award of Time-Based Phantom Units and Performance-Based Phantom Units, as applicable, awarded to each of Messrs. Lamp and Stevens and Ms. Buhrig on January 21, 2015, and to Ms. Davis on February 2, 2015, calculated in accordance with FASB ASC Topic 718, as follows: (a) for Time-Based Phantom Units, using the closing price of one common unit of the Partnership on the applicable grant date set forth above multiplied by 83,260 for Mr. Lamp, 12,731 for Mr. Stevens and 13,304 for Ms. Buhrig, and 15,476 for Ms. Davis; and (b) for Performance-Based Phantom Units, using an average of (i) for the portion of the award based on Company performance measurements, the closing price of one common unit of the Partnership on the applicable grant date, and (ii) for the portion of the award based on market based measurements, the fair value of one common unit of the Partnership on the grant date, multiplied by 83,260 for Mr. Lamp, 12,731 for Mr. Stevens and 13,304 for Ms. Buhrig and 15,476 for Ms. Davis. The closing price and fair value of one common unit of the Partnership on January 21, 2015, was $20.30 and $26.65, respectively, and on February 2, 2015, was $21.97 and $26.68, respectively. Other assumptions used to value the grant of the equity awards in this column may be found in Note 14 to our Consolidated Financial Statements.

(4)The Company's named executive officers are eligible to participate in benefit plans generally available to the Company's other employees including, but not limited to, the Company's match of 401(k) plan contributions, Company paid life insurance premiums and reimbursement of certain moving expenses. Named executive officers also received distributions on certain unvested Restricted Units when the Partnership paid cash distributions to its unitholders and/or payouts of distribution equivalent rights upon vesting of Time-Based Phantom Units, as applicable. The following table details the amounts included in the "All Other Compensation" column for the 2015 Summary Compensation Table:

		Company 401(k) Plan Contribution	Life Insurance Premiums	Distributions on LTIP Awards	Severance Payments	Total
Executive Officer	Year	($)	($)	($)(a)	($)	($)
David L. Lamp	2015	23,850	540	710,665	—	735,055
Karen B. Davis	2015	23,850	331	—	—	24,181
Melissa M. Buhrig	2015	23,850	326	23,209	—	47,385
Scott L. Stevens	2015	23,850	312	23,209	—	47,371
David Bonczek	2015	23,850	111	84,608	412,000	520,569

(a)
The Partnership paid cash distributions to unitholders in 2015. The amounts in the "Distributions on LTIP Awards" column includes distributions that were paid on Restricted Units or distribution equivalents that were paid on Time-Based Phantom Units that vested in 2015, pursuant to the terms of the applicable Restricted or Time-Based Phantom Unit agreement. While certain of the named executive officers also held unvested Time-Based Phantom Units and Performance-Based Phantom Units which accrue distribution equivalent rights, such accrued distribution equivalent rights are only paid and settled if and when such units vest and are therefore not reflected in this column.

Grants of Plan-Based Awards for the 2015 Fiscal Year

Executive Officer	Grant Date	Estimated Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Performance-Based Equity Incentive Plan Awards (2)			Time-Based Equity Awards	Grant Date Fair Value of Unit and Option Awards
		Threshold	Target	Maximum	Threshold	Target	Maximum
		($)(3)	($)	($)	(#)(4)	(#)	(#)	(#)(5)	($)(6)
David L. Lamp	1/21/2015	37,125	900,000	1,800,000	41,630	83,260	166,520	83,260	3,644,707
Karen B. Davis	2/2/2015	14,025	340,000	680,000	7,738	15,476	30,952	15,476	716,461
Melissa M. Buhrig	1/21/2015	12,458	302,000	604,000	6,652	13,304	26,608	13,304	582,383
Scott L. Stevens	1/21/2015	11,921	289,000	578,000	6,366	12,731	25,462	12,731	557,303

(1)
The amounts in these columns represent the threshold, target and maximum payouts for each named executive officer eligible for payout under the 2015 Bonus Plan. For more information and a full description of the 2015 Bonus Plan, please see "Compensation Discussion and Analysis - 2015 Named Executive Officer Compensation - 2015 Bonuses.” For actual payout under the 2015 Bonus Plan, please see the “Summary Compensation Table.”

(2)
In 2015, the Board awarded Performance-Based Phantom Units to each of Messrs. Lamp and Stevens and Mmes. Davis and Buhrig. The performance period for these Performance-Based Phantom Units is the three year period ending September 30, 2017. For more information and a full description of these Performance-Based Phantom Units, please see "Compensation Discussion and Analysis - 2015 Named Executive Officer Compensation - 2015 Long-Term Equity-Based Incentives.”

(3)
This threshold represents the minimum payout under the 2015 Bonus Plan assuming the Company has satisfied the threshold EBITDA and has achieved performance under one of the Operational Metrics which equals or exceeds the performance under such metric for the prior year period, resulting in payout of 50% of the 8.25% metric rating, or 4.125% of target.  For more information and a full description of the 2015 Bonus Plan, please see “Compensation Discussion and Analysis - 2015 Named Executive Officer Compensation - 2015 Bonuses.”

(4)
This threshold represents the minimum payout under the awards assuming the Company has satisfied the threshold EBITDA and is at or above the 25th percentile among the 2015 Performance Peer Group in both TUR and ROCE. For more information and full description of the Performance-Based Phantom Units, please see "Compensation Discussion and Analysis - 2015 Named Executive Officer Compensation - 2015 Long-Term Equity-Based Incentives.”

(5)	For Messrs. Lamp and Stevens and Mmes. Davis and Buhrig, the units reported in this column represent Time-Based Phantom Units vesting ratably on the third Wednesday of January in 2016, 2017 and 2018.

(6)
The amounts in this column represent the grant date fair value of the award of Time-Based Phantom Units and Performance-Based Phantom Units (at target), as applicable, awarded to each of Messrs. Lamp and Stevens and Ms. Buhrig on January 21, 2015, and to Ms. Davis on February 2, 2015, calculated in accordance with FASB ASC Topic 718, as follows: (a) for Time-Based Phantom Units, using the closing price of one common unit of the Partnership on the applicable grant date set forth above multiplied by 83,260 for Mr. Lamp, 12,731 for Mr. Stevens and 13,304 for Ms. Buhrig, and 15,476 for Ms. Davis; and (b) for Performance-Based Phantom Units, using an average of (i) for the portion of the award based on Company performance measurements, the closing price of one common unit of the Partnership on the applicable grant date, and (ii) for the portion of the award based on marked based measurements, the fair value of one common unit of the Partnership on the grant date, multiplied by 83,260 for Mr. Lamp, 12,731 for Mr. Stevens and 13,304 for Ms. Buhrig and 15,476 for Ms. Davis. The closing price and fair value of one common unit of the Partnership on January 21, 2015, was $20.30 and $26.65, respectively, and on February 2, 2015, was $21.97 and $26.68, respectively. Other assumptions used to value the grant of the equity awards in this column may be found in Note 14 to our Consolidated Financial Statements.

Narrative Description to the 2015 Summary Compensation Table and the Grant of Plan-Based Awards Table for the 2015 Fiscal Year
The terms and conditions of each of the Time-Based Phantom Units and Performance-Based Phantom Units granted to our named executive officers under the LTIP have been previously described in our Compensation Discussion and Analysis. For a description of the impact of a termination or a change of control upon the Time-Based Phantom Units and Performance-Based Phantom Units, see the "Potential Payments Upon Termination or Change of Control" section below.
Outstanding Equity Awards at 2015 Fiscal Year-End
The following table provides information on the current outstanding equity awards held by the named executive officers as of December 31, 2015.

Executive Officer	Grant Date	Number of Time-Based Units That Have Not Vested	Number of Performance-Based Units That Have Not Vested	Market Value of Units that have not Vested
		(#)(1)	(#)(1)	($)(2)
David L. Lamp	January 21, 2015	216,594	83,260	7,754,224
Karen B. Davis	February 2, 2015	15,476	15,476	800,419
Melissa M. Buhrig	January 21, 2015	33,485	13,304	1,209,964
Scott L. Stevens	January 21, 2015	32,912	12,731	1,180,328

(1)
Amounts in this column represent all outstanding LTIP awards as of December 31, 2015, and include Restricted Units, Time-Based Phantom Units and Performance-Based Phantom Units (at target), as applicable. For Mr. Lamp, outstanding awards include 133,334 unvested Restricted Units granted on March 1, 2014, which vest on December 31, 2016; 83,260 Time-Based Phantom Units granted on January 21, 2015 which vest ratably on the third Wednesday of January 2016, 2017 and 2018; and 83,260 Performance-Based Phantom Units granted on January 21, 2015 which vest on September 30, 2017. For Ms. Davis, outstanding awards include 15,476 unvested Time-Based Phantom Units granted on February 2, 2015, which vest ratably on the third Wednesday of January 2016, 2017 and 2018; and 15,476 Performance-Based Phantom Units granted on February 2, 2015, which vest on September 30, 2017. For Ms. Buhrig, outstanding awards include 20,181 unvested Time-Based Phantom Units granted on May 15, 2014, which vest ratably on the third Wednesday of January 2016 and 2017; 13,304 Time-Based Phantom Units granted on January 21, 2015, which vest ratably on the third Wednesday of January 2016, 2017 and 2018; and 13,304 Performance-Based Phantom Units granted on January 21, 2015, which vest on September 30, 2017. For Mr. Stevens, outstanding awards include 20,181 unvested Time-Based Phantom Units granted on May 15, 2014, which vest ratably on the third Wednesday of January 2016 and 2017; 12,731 Time-Based Phantom Units granted on January 21, 2015, which vest ratably on the third Wednesday of January 2016, 2017 and 2018; and 12,731 Performance-Based Phantom Units granted on January 21, 2015, which vest on September 30, 2017.

(2)	Market values on unvested units were calculated using the closing price of one common unit of the Partnership on December 31, 2015, or $25.86.

Option Exercises and Stock Vested in the 2015 Fiscal Year

	Number of Units Acquired on Vesting	Value Realized on Vesting
Executive Officer	(#)(1)	($)(2)
David L. Lamp	133,334	3,429,350
Karen B. Davis	—	—
Melissa M. Buhrig	10,091	202,930
Scott L. Stevens	10,091	202,930
David Bonczek	53,626	1,164,697

(1)
On December 31, 2015, Mr. Lamp vested in 1/3 of the 400,000 Restricted Units awarded to him on March 1, 2014. On January 21, 2015, Messrs. Bonczek and Stevens and Ms. Buhrig vested in 1/3 of the Time-Based Phantom Units, awarded to them on May 15, 2014, of 100,000, 30,272 and 30,272, respectively. On January 1, 2015, Mr. Bonczek vested in 1/3 of the 12,259 Restricted Performance Units awarded to him on May 20, 2013. On April 8, 2015, following his resignation from the Company on March 16, 2015, all of Mr. Bonczek's outstanding Restricted Units were accelerated and vested, including 15,280 Restricted Units awarded to him on May 20, 2013, and 926 Restricted Units awarded to him on December 19, 2012; his unvested Time-Based Phantom Units were forfeited. No LTIP awards vested to Ms. Davis during 2015.

(2)
For Mr. Lamp, value was calculated by multiplying the number of Restricted Units that vested by the closing price of one common unit of the Partnership on December 31, 2015, vesting date, or $25.86. For Messrs. Bonczek and Stevens and Ms. Buhrig, the value of their Time-Based Phantom Unit vesting on January 21, 2015 was calculated by multiplying the number of Phantom Units that vested, or 33,334 for Mr. Bonczek and 10,091 for each of Mr. Stevens and Ms. Buhrig, by $20.30. For Mr. Bonczek, the value of the awards accelerated and vesting following his termination was calculated by multiplying the number of Restricted Units that vested by the closing price of one common unit of the Partnership on April 8, 2015, or $24.39.

Pension Benefits
Each of the named executive officers is eligible to participate in the cash balance pension plan that we adopted during November 2011.

		Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During 2015 Fiscal Year
Executive Officer	Plan Name	(#)	($)	($)
David L. Lamp	Northern Tier Energy Retirement Plan	1.83	26,666	—
Karen B. Davis	Northern Tier Energy Retirement Plan	0.91	13,250	—
Melissa M. Buhrig	Northern Tier Energy Retirement Plan	1.66	22,390	—
Scott L. Stevens	Northern Tier Energy Retirement Plan	1.66	21,983	—
David Bonczek	Northern Tier Energy Retirement Plan	4.05	—	60,675
The Northern Tier Energy Retirement Plan (the "Plan") is a funded, tax-qualified, noncontributory defined benefit pension plan that covers certain employees. Eligible employees under the Plan include all corporate and refining employees who have attained age 21 and completed three months of service. Excluded employees include all retail employees, temporary employees, independent contractors and collectively bargained employees under an agreement that does not provide for participation in the Plan. The Plan is designed as a cash balance plan wherein a participant’s account is credited each year with a pay credit and an interest credit such that increases and decreases in the value of the Plan’s investments do not directly affect the benefit amounts promised to participants.
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
In addition, each calendar month, the Plan also provides for an interest credit equal to the participant’s account balance times one plus the applicable interest rate to the 1/12th power minus one. Participants are not entitled to interest credits beginning on or after the annuity starting date unless the benefit is paid solely to satisfy Section 401(a)(9) of the Code or during the Plan year of termination. The applicable interest rate is the average annual yield on 30-year U.S. Treasury bonds for September of the immediately preceding calendar year. For 2015, the interest crediting rate was 3.76%.
A participant is 100% vested in his or her account upon completion of three years of vesting service. If a participant terminates for a reason other than death or disability before completion of this time period, he or she forfeits all benefits under the Plan. If a participant attains normal retirement age, dies or becomes disabled, then he or she is entitled to 100% vesting. A participant attains normal retirement age at age 65. Any distribution received by a participant before age 59½ is considered taxable unless rolled over into an individual retirement account ("IRA") or eligible retirement plan as a tax free rollover. A participant is deemed to be disabled if he or she qualifies for benefits under the long-term disability plan or qualifies for Federal Social Security disability benefits.
The amount of benefit payable with respect to a participant will be his or her vested account balance if payable in lump sum or the actuarially equivalent of such balance if paid in another form; however, where a participant terminates after attaining his or her normal retirement date, the benefit is the greater of the vested account balance or the actuarial increase in such balance as of the end of the preceding plan year (or, later, his or her normal retirement date). The normal form of distribution is a qualified joint and survivor annuity if the participant is married on his or her annuity starting date or a single life annuity if he or she is unmarried on that date. Optional forms of distribution include as follows: (1) lump sum, (2) single life annuity, (3) qualified joint and survivor annuity, or (4) the optional joint and survivor annuity.
Potential Payments Upon Termination or a Change of Control
We provide certain of our named executive officers with certain severance and double-trigger change of control benefits through their employment agreements and LTIP awards. The rationale for providing these benefits to our executives is described in detail in the Compensation Discussion and Analysis above.
Agreements containing severance and/or Change of Control provisions
Employment Letter Agreement with Mr. Bonczek
On August 4, 2014, we entered into a letter agreement with Mr. Bonczek which replaced and superseded all previous employment and related agreements in place between us and Mr. Bonczek. This agreement provided for an initial annual base salary to Mr. Bonczek of $400,000 per year and the opportunity to earn an incentive-based annual cash bonus under the 2014 Bonus Plan with a target bonus equal to 100% of his annual base salary and a possible payout range between 0% and 200% of target, depending upon the achievement of certain performance metrics. Under the agreement, Mr. Bonczek was also eligible to participate in other employee benefit plans, practices and programs maintained by the Company, as in effect from time to time on the same basis as other similarly situated executives of the Company, to the extent consistent with applicable law and the terms of such plans and programs. The agreement further provided for relocation benefits consistent with the Company's relocation policies, as well as certain severance benefits. Under this agreement, if Mr. Bonczek elected not to relocate to our corporate offices in Tempe, Arizona, and provided he agreed to remain employed by the Company at least through March 31, 2015 (or such earlier date as determined by the Company), upon his termination he would receive a lump sum payment equal to one times his then-current annual base salary, acceleration of all unvested LTIP awards issued prior to January 1, 2014, outplacement support up to $3,000 and reimbursement for a portion of up to six months’ worth of COBRA premiums. If he elected to relocate, and was terminated after March 31, 2015, he would have received one times his then-current annual base salary only, plus acceleration of all outstanding LTIP awards in the event such termination is within twelve months following a Change of Control that occurred after the agreement's effective date. In January 2015, Mr. Bonczek elected not to relocate to the Company's corporate offices in Tempe, Arizona, and resigned as Executive Vice President and Chief Financial Officer effective March 16, 2015. Following expiration of all waiting periods applicable under the release agreement he executed and delivered, he received the severance benefits described above, less applicable withholdings and deductions, in accordance with Section 409A of the Code. His severance benefits are included in the "Summary Compensation Table" above.
Employment Agreements with Named Executive Officers other than Mr. Bonczek
On May 4, 2015, we entered into employment agreements with each of our named executive officers (other than Mr. Bonczek) which provide for severance and/or change of control protections. These employment agreements do not provide for any gross-up to cover any applicable excise or income tax that may be incurred due to a severance payment, nor do they provide for severance payments upon death or disability. These employment agreements have an initial three-year term and are automatically extended for successive one-year terms unless either party gives written notice within 180 days prior to the end of the term to the other party that such party desires not to renew the employment agreement. The named executive officers are subject to non-competition requirements under the terms of the employment agreements for a period of two years following the date of termination and are also subject to confidentiality obligations. Any severance payments and benefits to any of the named executive officers (which are described below) will be made less applicable withholdings and deductions, following execution and delivery of a valid release, and otherwise in accordance with Section 409A of the Code.
LTIP Award Agreements

Under the award agreement for Restricted Units under the LTIP made to Mr. Lamp, in the event Mr. Lamp's termination of employment with us occurs due to (i) death or Disability, (ii) termination by us (or an applicable affiliate) without Cause, or (iii) by the employee for Good Reason, in any case, prior to the time that the Restricted Units have become vested, the tranche of Restricted Units that would have become vested upon the applicable vesting date that immediately follows the date of Mr. Lamp's termination of employment will be immediately accelerated and become vested. If termination is within twenty-four months following a Change of Control, all outstanding unvested Restricted Units would be immediately accelerated and become vested. Under the award agreement for Restricted Units made to Mr. Lamp, (a) "Cause" generally means his (i) intentional failure or refusal to comply with instructions of the Board consistent with his duties and applicable law, (ii) engagement in gross negligence, gross incompetence or willful misconduct that is materially injurious to the Company, or (iii) perpetration of a felony, fraud, embezzlement or willful breach of a fiduciary duty; (b) "Change of Control" generally occurs if (i) any "person", including a "group" (as such terms are used in Sections 13(d) and 14(d)(2) of the Exchange Act), other than the Company or one of its affiliates becomes the "beneficial owner" of 50% or more of the voting power of the voting securities of the Partnership or its General Partner; (ii) approval of a plan of complete liquidation of the Partnership of its general partner; (iii) the sale or other disposition of all or substantially all of the Company’s assets in one or more transactions to any person other than a Company affiliate; or (iv) a non-affiliate ceases to be the general partner of the Partnership; and (c) "Disability" generally means any medically determinable physical or mental impairment resulting in his inability to engage in any substantial gainful activity, where such impairment can be expected to result in death or can be expected to last for a continuous period of not less than 12 months.
Under the award agreement for Time-Based Phantom Units, in the event that the employee's termination of employment with us occurs due to (i) the employee's death or Disability, or (ii) termination by us (or an applicable affiliate) without Cause or by the employee for Good Reason within twenty-four months following a Change of Control, all outstanding unvested Time-Based Phantom Units would be immediately accelerated and become vested. Under the award agreement for Performance-Based Phantom Units, in the event that the employee's termination of employment with us occurs due to (i) the employee's death or Disability, or (ii) termination by us (or an applicable affiliate) without Cause or by the employee for Good Reason within twenty-four months following a Change of Control, prior to end of a Performance Period, all outstanding unvested Performance-Based Phantom Units would be immediately accelerated and become vested at the Target amount set forth in such award agreement. Under the award agreements for both Time-Based Phantom Units and Performance Based Phantom Units, (a) Disability means that the employee "is unable to engage in substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than 12 months"; (b) "Cause" shall have the meaning under any employment agreement in effect between the employee and the Company on the date of termination; (c) "Good Reason" is generally defined as a material decrease in the employee's or their supervisors’ position, responsibilities or title, or a material reduction in the employee's base salary, or a material change in geographic work location, or a material diminution in the employees' budget control; and (d) "Change of Control" shall have the meaning set forth in the LTIP.
The descriptions of all of the agreements contained herein do not purport to be a complete statement of the parties' rights and obligations thereunder. The above statements are qualified in their entirety by reference to such agreements, which have been filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 2, 2014; Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014; Exhibit 10.2 to our Current Report on Form 8-K filed on December 8, 2014; Exhibit 10.2 to the Partnership’s Current Report on Form 8-K filed with the SEC on January 26, 2015; and Exhibit 10.1 to the Partnership’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2015;  each of which is incorporated herein by reference.
Potential severance and/or Change of Control provisions
Involuntary Termination Without Cause, or termination for Good Reason, Outside a Change of Control Period
Under the employment agreements described above, the employment of a named executive officer (other than Mr. Bonczek) or service as an officer or a director is involuntarily terminated without cause (as defined in the relevant agreements applicable thereto, including any amendments thereof), or is terminated by the named executive officer for Good Reason, and such termination takes place outside a change of control period (as defined in the relevant agreements applicable thereto, including amendments thereof), the named executive officer will be entitled to the following:

1.
Severance. The named executive officer will be entitled to severance in an amount equal to two times the named executive officer's annual base salary in effect on the date of involuntary termination or within 180 days prior to such involuntary termination, whichever is higher, to be paid over a two-year period in monthly payments equal to one-twelfth of their annual base salary in effect on the date of their involuntary termination.

2.
Benefits. The named executive officer and his or her dependents who were covered under the Company’s benefit plans on the day prior to termination will be entitled to continue participating in certain medical and dental plans for a period of up to two years at no greater cost to the named executive officer than a similarly situated current Company employee.

3.	Unvested Restricted Units to Mr. Lamp. For Mr. Lamp, the next tranche of unvested units under his Restricted Unit award agreement that would have vested following termination would immediately vest.
Involuntary Termination Without Cause, or termination for Good Reason, During a Change of Control Period
If a named executive officer's employment or service as an officer or a director is involuntarily terminated without cause (as defined in the relevant agreements applicable thereto, including any amendments thereof), or is terminated by the named executive officer for Good Reason, and such termination takes place during a change of control period (as defined in the relevant agreements applicable thereto, including any amendments thereof), instead of the payments discussed above, the named executive officers will be entitled to the following:

1.
Severance. The named executive officer will be entitled to severance in an amount equal to two times the named executive officer's annual base salary in effect on the date of involuntary termination or within 180 days prior to such involuntary termination, whichever is higher, plus two times the greater of either 100% of base salary, the annual bonus most recently paid to the employee, or the average of the last three annual bonuses, to be paid in a lump sum.

2.
Unvested Benefits. The named executive officer and his or her dependents who were covered under the Company’s benefit plans on the day prior to termination will be entitled to continue participating in certain medical and dental plans for a period of up to two years at no greater cost to the named executive officer than a similarly situated current Company employee.

3.	Unvested Restricted Units to Mr. Lamp. For Mr. Lamp, all unvested units under his Restricted Unit award agreement would immediately vest.

4.
Unvested Time-Based Phantom Units. All unvested Time-Based Phantom Units would immediately vest and be settled in cash or common units of the Partnership or a combination thereof, in the discretion of the Board or its Compensation Committee.

5.
Unvested Performance-Based Phantom Units. All unvested Performance-Based Phantom Units would immediately vest at the target amount set forth in the Performance-Based Phantom Unit agreement and be settled in cash or common units of the Partnership or a combination thereof, in the discretion of the Board or its Compensation Committee.

Termination due to Death or Disability
If a named executive officer's employment with the Company is terminated due to death or Disability (as defined in the relevant agreements applicable thereto, including any amendments thereof), the named executive officers will be entitled to the following:

1.	Unvested Restricted Units to Mr. Lamp. For Mr. Lamp, the next tranche of unvested units under his Restricted Unit award agreement that would have vested following termination would immediately vest.

2.
Unvested Time-Based Phantom Units. All unvested Time-Based Phantom Units would immediately vest and be settled in cash or common units of the Partnership or a combination thereof, in the discretion of the Board or its Compensation Committee.

3.
Unvested Performance-Based Phantom Units. All unvested Performance-Based Phantom Units would immediately vest at the target amount set forth in the Performance-Based Phantom Unit agreement and be settled in cash or common units of the Partnership or a combination thereof, in the discretion of the Board or its Compensation Committee.

Quantification of Payments
The table below shows our best estimate of the amount of payments and benefits that each of the named executive officers (other than Mr. Bonczek) would receive upon a termination of employment or a Change of Control under their employment agreement, offer letter and LTIP awards if that event had occurred on December 31, 2015. Amounts that could be paid pursuant to retention agreements have been quantified above. Amounts payable upon any event will not be determinable until the actual occurrence of any particular event. Estimates below do not include the value of any accrued rights, vacation, sick or holiday pay, as all such amounts have been assumed to be paid current at the time of the event in question.

	Termination due to Death	Termination due to Disability	Termination Without Cause or by Executive for Good Reason outside Change of Control Period	Termination Without Cause or by Executive for Good Reason within Change of Control Period
Executive Officer	($)	($)(7)	($)	($)(8)
David L. Lamp
Cash Payments(1)	—	—	1,800,000	3,868,000
Accelerated Equity Awards(2)	9,097,670	9,097,670	4,791,463	9,097,670
Continued Benefits(3)	—	240,000	30,111	30,111
Total	9,097,670	9,337,670	6,621,574	12,995,781
Karen B. Davis
Cash Payments (1)	—	—	680,000	1,360,000
Accelerated Equity Awards (4)	918,037	918,037	—	918,037
Continued Benefits (3)	—	204,000	21,436	21,436
Total	918,037	1,122,037	701,436	2,299,473
Melissa M. Buhrig
Cash Payments (1)	—	—	604,000	1,226,000
Accelerated Equity Awards(5)	1,387,762	1,387,762	—	1,387,762
Continued Benefits (3)	—	181,200	21,436	21,436
Total	1,387,762	1,568,962	625,436	2,635,198
Scott L. Stevens
Cash Payments (1)	—	—	578,000	1,250,000
Accelerated Equity Awards(6)	1,353,771	1,353,771	—	1,353,771
Continued Benefits (3)	—	173,400	30,111	30,111
Total	1,353,771	1,527,171	608,111	2,633,882

(1)
This amount in the "Termination Without Cause or by Executive for Good Reason outside Change of Control Period" column reflects two times the sum of each named executive officer’s 2015 annual base salary, payable monthly, and in the "Termination Without Cause or by Executive for Good Reason within Change of Control Period" column reflects two times each named executive officer's 2015 annual base salary plus two times the higher of their annual base salary or their most recent bonus payable in a lump sum. See footnote (7) below for information of the "Termination due to Disability" column.

(2)
For Mr. Lamp, accelerated equity awards (a) in the event of death or disability or termination without Cause or by executive for Good Reason within a Change in Control period, equals 133,334 units, comprising the next tranche (which is also the final) scheduled to vest for his outstanding unvested Restricted Units, plus 166,520 units, comprising all unvested Time-Based Phantom Units and Performance-Based Phantom Units (at target); and (b) in the event of termination without Cause or by executive for Good Reason outside a Change of Control Period equals 133,334 units, comprising the next tranche scheduled to vest for his outstanding unvested Restricted Units in each case, times the closing unit price on December 31, 2015, or $25.86, plus distribution equivalent rights associated with the same Restricted Units and Time and Performance-Based Phantom Units, as applicable.

(3)
Each named executive officer and their dependents may receive certain medical and dental benefits for a period of up to two years. "Continued Benefits" in the "Termination Without Cause or by Executive for Good Reason outside Change of Control Period" and "Termination Without Cause or by Executive for Good Reason within Change of Control Period" columns represent two years of each named executive officer’s currently elected medical and dental benefits.

(4)
For Ms. Davis, accelerated equity awards in the event of death or disability or termination without Cause or by executive for Good Reason within a Change of Control Period, equals 30,952 units, comprising all unvested Time-Based Phantom Units and Performance-Based Phantom Units (at target) times the closing unit price on December 31, 2015, or $25.86, plus distribution equivalent rights associated with the same Restricted Units and Time and Performance-Based Phantom Units, as applicable.

(5)
For Ms. Buhrig, accelerated equity awards in the event of death or disability or termination without Cause or by executive for Good Reason within a Change of Control Period equals 26,608 units, comprising all unvested Time-Based Phantom Units and Performance-Based Phantom Units (at target) times the closing unit price on December 31,

2015, or $25.86, plus distribution equivalent rights associated with the same Restricted Units and Time and Performance-Based Phantom Units, as applicable.

(6)
For Mr. Stevens, accelerated equity awards in the event of death or disability or termination without Cause or by executive for Good Reason within a Change of Control Period equals 25,462 units, comprising all unvested Time-Based Phantom Units and Performance-Based Phantom Units times the closing unit price on December 31, 2015, or $25.86, plus distribution equivalent rights associated with the same Restricted Units and Time and Performance-Based Phantom Units, as applicable.

(7)
Our Company's long-term disability benefit plan ("LTD Plan") will provide up to 60% of eligible pre-disability earnings up to a maximum of $20,000 per month for an illness or injury that lasts longer than 180 days. The LTD Plan is fully-insured and benefits are paid by the insurance company. Amounts shown here reflect only the sick pay plan payments.

(8)
Change of Control Period means, (a) under Messrs. Lamp and Stevens and Mmes. Davis and Buhrig's Change of Control Agreement and the Time-Based Phantom Unit agreements, 24 months following a Change of Control (as defined in the applicable agreement, including any amendments thereto).

Non-Employee Director Compensation
Non-Employee Director Compensation Process Generally
The compensation paid to directors who are not employees of the Company or any subsidiaries (referred to here as "non-employee directors") is designed to attract and retain nationally recognized, highly qualified directors to lead the Company, to meaningfully align the interests of those directors with the interests of unitholders and to be demonstrably fair to both the Company and its non-employee directors. In setting non-employee director compensation, the Compensation Committee and the Board consider these factors, as well as the significant amount of time that directors spend fulfilling their duties, the skill and experience required of the directors and other factors. Non-employee director compensation typically consists of both cash and equity components.
The Compensation Committee evaluates non-employee director compensation and makes its recommendations to the Board, which then sets non-employee director compensation. In developing and making its recommendations to the Board, the Compensation Committee follows a process similar to the process it follows for setting named executive officer compensation, discussed above. The Compensation Committee relies upon various sources of information and advice including the analysis of independent consultants, comparative surveys, the current economic conditions and industry environment in which the Company operates and the Compensation Committee members' common sense, experience and judgment. Generally, the Compensation Committee anticipates receiving a comprehensive analysis from an independent compensation consultant every three years. In years where a comprehensive analysis from an independent compensation consultant is not provided, the Compensation Committee relies upon the other sources and factors referenced above. To the extent the Compensation Committee perceives there are major shifts in compensation trends or desires to make significant modifications to non-employee director compensation, the Compensation Committee may decide, in its discretion, to retain independent compensation consultants to provide more comprehensive analyses more frequently.
2015 Director Compensation
Consistent with the process described above, in 2014 the Compensation Committee retained Pearl Meyer as its independent compensation consultant to provide an analysis of the Company's director compensation, comparative data and associated recommendations. Pearl Meyer provided its analysis on director compensation in November 2014 which referenced compensation of non-employee directors paid to entities in the 2015 Compensation Peer Group. In setting director compensation for 2015, the Board and its Compensation Committee considered the information in the Pearl Meyer analysis as well as the other factors and objectives discussed above. For 2015, the Board, based in part upon recommendation of the Compensation Committee, elected to pay each director, other than any director who is also an employee of the Partnership or its subsidiaries, as compensation:

•	an annual retainer of $70,000, payable quarterly;

•
an award of Time-Based Phantom Units under the LTIP equal to $110,000, with the number of units determined based on the closing price of a Partnership common unit on January 2, 2015, which Time-Based Phantom Units vested in full on January 20, 2016;

•
an additional annual fee of $15,000 to the chairman of the Audit Committee and $10,000 to each of the chairmen of the Compensation Committee, Governance Committee and Conflicts Committee, in each case, payable quarterly; and

•	an additional $1,500 per meeting to each member, including the chairman, of the Conflicts Committee.

Mr. Lamp, who is an executive officer of the Company, does not receive compensation for his service as director. Mr. Lamp is a named executive officer and disclosure of his compensation is provided in the tables contained in "Item 11 - Executive Compensation." All directors are reimbursed for all reasonable out-of-pocket expenses that they incur in attending meetings and serving on the Board.
In 2015, none of the non-employee directors were granted or held any options or stock appreciation rights and none participated in a Company pension plan.

	Fees Earned or paid in Cash	Stock Awards	All Other Compensation	Total
Director	($)(1)	($)(2)	($)(3)	($)
Paul L. Foster, Chairman	70,000	98,374	18,415	186,789
Lowry Barfield	70,000	98,374	18,415	186,789
Timothy Bennett	89,500	98,374	18,415	206,289
Rocky Duckworth	101,000	98,374	18,415	217,789
Thomas Hofmann	106,000	98,374	18,415	222,789
Dan F. Smith	96,500	98,374	18,415	213,289
Jeff A. Stevens	70,000	98,374	18,415	186,789
Scott D. Weaver	80,000	98,374	18,415	196,789

(1)	Amounts in this column reflect the actual cash amount received by each director for 2015 compensation.

(2)
The amounts in this column represent the grant date fair value of the award of Time-Based Phantom Units calculated in accordance with FASB ASC Topic 718, using the closing price of one common unit of the Partnership on the day prior to the January 21, 2015 grant date, or $20.11, multiplied by 4,846 Restricted Units. Other assumptions used to value the grant of the equity awards in this column may be found in Note 14 to our Consolidated Financial Statements. None of these directors held any other outstanding equity awards as of December 31, 2015.

(3)	Amounts in this column reflect the quarterly distributions declared in 2015 on these unvested Time-Based Phantom units.
2016 Director Compensation
In setting director compensation for 2016, the Board and its Compensation Committee considered the information in the November 2014 Pearl Meyer analysis as well as the other factors and objectives discussed above. For 2016, the Board, based in part upon recommendation of the Compensation Committee, determined to keep the amount and structure of 2016 non-employee director compensation the same as 2015.
Compensation Committee Interlocks and Insider Participation
Messrs. Smith, Barfield and Weaver served as the members of our Compensation Committee throughout 2015. During 2015, none of the members of the Compensation Committee was an officer or employee of us or any of our subsidiaries, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, none of the members of the Compensation Committee are former employees of ours or any of our subsidiaries.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters.
The following sets forth certain information with respect to the beneficial ownership of our common units that are issued and outstanding as of February 19, 2016 and held by:

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

	Northern Tier Energy, LP		Western Refining, Inc.
Name	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Paul L. Foster, Chairman(3)	8,975	*	19,060,200	20.9%
Jeff A. Stevens, Director(3)	8,975	*	3,212,965	3.5%
Scott D. Weaver, Director(3)	8,975	*	1,303,382	1.4%
Lowry Barfield, Director(3)	8,975	*	43,922	*
Thomas Hofmann, Director(3)	12,473	*	—	—
Rocky Duckworth, Director(3)	12,317	*	—	—
Timothy Bennett, Director(3)	8,975	*	—	—
Dan F. Smith, Director(3)	12,473	*	—	—
David L. Lamp, President and CEO, Director(2)(3)	367,014	0.4%	—	—
Karen B. Davis, EVP and CFO(2)	5,159	*	—	—
Melissa M. Buhrig, EVP and General Counsel(2)	21,201	*	5,162	*
Scott L. Stevens, SVP and CCO(2)	21,007	*	—	—
David Bonczek, former EVP and CFO(2)	45,817	*	—	—
All directors and executive officers as a group	542,336	0.7%	23,625,631	25.9%

Other 5% or more unitholders:
NT InterHoldCo LLC(1)	35,622,500	38.3%	—	—
Goldman Sachs Asset Management	827,222	0.9%	—	—
 * Represents less than 1%.

(1)	All of the membership interests in NT InterHoldCo LLC are owned by Western Refining, a Delaware corporation.

(2)	Executive officer of our general partner.

(3)	Director of our general partner.
Equity Compensation Plan Information
The following table provides information as of December 31, 2015, regarding compensation plans (including individual compensation arrangements) under which our common units are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Comp. Plans (Excluding Securities Shown in the First Column)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	842,572	—	7,433,942
Total	842,572		7,433,942

(1)
Consists of the 2012 Long Term Incentive Plan, which was approved by the Board of our general partner in connection with our IPO. Please read Item 11 of this Annual Report on Form 10-K for additional information regarding the 2012 Long Term Incentive Plan.

(2)	This column is not applicable because phantom units do not have an exercise price.

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
As of February 26, 2016, Western Refining owns 35,622,500 common units, representing an approximately 38.3% limited partner interest in us. Transactions with Western Refining and its affiliated entities are considered to be related party transactions because Western Refining and its affiliates own more than 5% of our equity interests; in addition, some of Western Refining's executive officers serve as directors of our general partner.
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
Our general partner may, but is not required to, seek the approval of such resolutions or courses of action from the conflicts committee of its board of directors or from the holders of a majority of the outstanding common units as described above. If our general partner does not seek approval from the conflicts committee or from holders of common units as described above and the board of directors of our general partner approves the resolution or course of action taken with respect to the conflict of interest, then it will be presumed that, in making its decision, the board of directors of our general partner acted in good faith, and in any proceeding brought by or on behalf of us or any of our unitholders, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. Unless the resolution of a conflict is specifically provided for in our partnership agreement, the board of directors of our general partner or the conflicts committee of the board of directors of our general partner may consider any factors they determine in good faith to consider when resolving a conflict. An independent third party is not required to evaluate the resolution. Under our partnership agreement, a determination, other action or failure to act by our general partner, the board of directors of our general partner, or any committee thereof (including the conflicts committee) will be deemed to be in "good faith" if our general partner, the board of directors of our general partner or any committee thereof (including the conflicts committee) subjectively believed such determination, other action or failure to act was in, or not opposed to, the best interests of the partnership or meets the standard otherwise specified in our partnership agreement.
The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm's length negotiations. These terms are not necessarily as favorable to us as the terms that could have been obtained from unaffiliated third parties.
Director Independence
For information related to our directors' independence, see "Item 10. Directors, Executive Officers, and Corporate Governance."
Item 14. Principal Accountant Fees and Services.
The following table presents fees for the audit of the Partnership’s annual consolidated financial statements for the last two fiscal years and for other services provided by Deloitte & Touche LLP for 2015 and 2014, respectively:

(in thousands)	2015	2014
Audit fees	$1,005	$1,089
Audit related	125	60
Tax Fees	477	785
All other fees	2	2
Total	$1,609	$1,936

For 2015, audit fees consisted of fees billed for professional services rendered for (i) the audit of the Company’s 2015 consolidated financial statements, (ii) the audit of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, (iii) the review of the Company’s interim consolidated financial statements included in quarterly reports and (iv) other services that were regularly provided by Deloitte & Touche LLP in connection with security offerings. Tax fees include $0.5 million for tax compliance services, $0.1 million for tax planning services and $0.2 million of pass through expenses in connection with acquiring investor data necessary for preparation of Form K-1s.
For 2014, audit fees consisted of fees billed for professional services rendered for (i) the audit of the Company’s 2014 consolidated financial statements, (ii) the audit of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, (iii) the review of the Company’s interim consolidated financial statements included in quarterly reports and (iv) other services that were regularly provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements.
Audit Committee Approval of Audit and Non-Audit Services
The Audit Committee of the Partnership’s general partner has adopted a Pre-Approval Policy with respect to services that may be performed by Deloitte & Touche LLP. This policy lists specific audit-related services as well as any other services that Deloitte & Touche LLP is authorized to perform and sets out specific dollar limits for each specific service, which may not be exceeded without additional Audit Committee authorization. The Audit Committee receives quarterly reports on the status of expenditures pursuant to that Pre-Approval Policy. The Audit Committee reviews the policy at least annually in order to approve services and limits for the current year. Any service that is not clearly enumerated in the policy must receive specific pre-approval by the Audit Committee or by its Chairperson, to whom such authority has been conditionally delegated, prior to engagement. During 2015, all fees reported above were approved in accordance with the Pre-Approval Policy.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Report:
(1)     Management's Report on Internal Controls Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Partners' Capital and Member's Interest for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
(2)     Exhibits
The following documents are filed or furnished as part of this annual report on Form 10-K. The Company will furnish a copy of any exhibit listed to requesting unitholders upon payment of the Company’s reasonable expenses in furnishing those materials.

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

2.5
Agreement and Plan of Merger dated as of December 21, 2015, by and among Western Refining, Inc., Western Acquisition Co, LLC, Northern Tier Energy LP and Northern Tier Energy GP LLC (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, File No. 001-35612, filed on December 23, 2015).

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

3.3
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

10.6(c)	Northern Tier Energy LP 2012 Long-Term Incentive Plan (Incorporated by reference Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-35612, filed on July 30, 2012).

†10.7
Amended and Restated Crude Oil Supply Agreement dated March 29, 2012, by and between J.P. Morgan Commodities Canada Corporation and St. Paul Park Refining Co. LLC. (Incorporated by reference to Exhibit 10.9 to Northern Tier Energy LLC’s Registration Statement on Form S-4, File No. 333-178458, filed on April 20, 2012).

10.8
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

10.9(c)	Form of Restricted Unit Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-35612, filed on December 17, 2012).

10.10(c)
Form of 2012 Long Term Incentive Plan Restricted Unit Agreement (Performance-Based) (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K, File No. 001-35612, filed on February 27, 2014).

10.11(c)	Form of Time-Based Phantom Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-35612, filed on May 2, 2014).

10.12(c)	2014 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-35612, filed on May 2, 2014).

10.13(c)
Change in Control Severance Agreement between Northern Tier Energy LLC and David L. Lamp, effective March 1, 2014 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, File No. 001-35612, filed on May 7, 2014).

10.14(c)
Restricted Unit Agreement (Time-Based) between Northern Tier Energy LP and David L. Lamp, effective March 1, 2014 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, File No. 001-35612, filed on May 7, 2014).

10.15(c)
Employment Letter Agreement, dated August 4, 2014, by and between Northern Tier Energy LLC and David Bonczek (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, File No. 001-35612, filed on August 5, 2014).

10.16
Credit Agreement, dated September 29, 2014, by and among Northern Tier Energy LLC, each subsidiary of Northern Tier Energy LLC party thereto, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-35612, filed on October 3, 2014).

10.17
Shared Services Agreement by and among Northern Tier Energy LLC and Western Refining Southwest, Inc. and Western Refining Company, L.P., dated October 30, 2014 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, File No. 001-35612, filed on November 4, 2014).

10.18(c)	Northern Tier 2015 Performance Bonus Program (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-35612, filed on December 8, 2014).

10.19(c)	Form of Performance-Based Phantom Unit Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-35612, filed on December 8, 2014).

10.20(c)	Form of Employment Agreement for Executive Officers (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, File No. 001-35612, filed on May 6, 2015).

10.21(c)	Form of Indemnification Agreement for Executive Officers (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-35612, filed on January 26, 2015).

10.22
Joinder Agreement (Shared Services) by and among Northern Tier Energy LLC, Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Logistics, LP (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, File No. 001-35612, filed on May 6, 2015).

12.1(a)	Ratio of Earnings to Fixed Charges

21.1(a)	List of subsidiaries of Northern Tier Energy LP.

23.1(a)	Consent of Deloitte and Touche LLP - Independent Registered Public Accounting Firm.

23.2(a)	Consent of PricewaterhouseCoopers LLP - Independent Registered Public Accounting Firm.

31.1(a)
Certification of David L. Lamp, President and Chief Executive Officer of Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP, for the December 31, 2015 Annual Report on Form 10-K, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(a)
Certification of Karen B. Davis, Executive Vice President and Chief Financial Officer of Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP, for the December 31, 2015 Annual Report on Form 10-K, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(b)
Certification of David L. Lamp, President and Chief Executive Officer of Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP, for the December 31, 2015 Annual Report on Form 10-K, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(b)
Certification of Karen B. Davis, Executive Vice President and Chief Financial Officer of Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP, for the December 31, 2015 Annual Report on Form 10-K, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DAVE LAMP	Director, President and Chief Executive Officer of Northern Tier Energy GP LLC (Principal Executive Officer)	February 26, 2016
Dave Lamp

/s/ KAREN B. DAVIS	Executive Vice President and Chief Financial Officer of Northern Tier Energy GP LLC (Principal Financial Officer and Principal Accounting Officer)	February 26, 2016
Karen B. Davis

/s/ PAUL FOSTER	Director and Chairman of Northern Tier Energy GP LLC	February 26, 2016
Paul Foster

/s/ LOWRY BARFIELD	Director of Northern Tier Energy GP LLC	February 26, 2016
Lowry Barfield

/s/ TIMOTHY BENNETT	Director of Northern Tier Energy GP LLC	February 26, 2016
Timothy Bennett

/s/ ROCKY DUCKWORTH	Director of Northern Tier Energy GP LLC	February 26, 2016
Rocky Duckworth

/s/ THOMAS HOFMANN	Director of Northern Tier Energy GP LLC	February 26, 2016
Thomas Hofmann

/s/ DAN F. SMITH	Director of Northern Tier Energy GP LLC	February 26, 2016
Dan F. Smith

/s/ JEFF STEVENS	Director of Northern Tier Energy GP LLC	February 26, 2016
Jeff Stevens

/s/ SCOTT WEAVER	Director of Northern Tier Energy GP LLC	February 26, 2016
Scott Weaver

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
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

2.5
Agreement and Plan of Merger dated as of December 21, 2015, by and among Western Refining, Inc., Western Acquisition Co, LLC, Northern Tier Energy LP and Northern Tier Energy GP LLC (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, File No. 001-35612, filed on December 23, 2015).

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

3.3
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

10.6(c)	Northern Tier Energy LP 2012 Long-Term Incentive Plan (Incorporated by reference Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-35612, filed on July 30, 2012).

†10.7
Amended and Restated Crude Oil Supply Agreement dated March 29, 2012, by and between J.P. Morgan Commodities Canada Corporation and St. Paul Park Refining Co. LLC. (Incorporated by reference to Exhibit 10.9 to Northern Tier Energy LLC’s Registration Statement on Form S-4, File No. 333-178458, filed on April 20, 2012).

10.8
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

10.9(c)	Form of Restricted Unit Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-35612, filed on December 17, 2012).

10.10(c)
Form of 2012 Long Term Incentive Plan Restricted Unit Agreement (Performance-Based) (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K, File No. 001-35612, filed on February 27, 2014).

10.11(c)	Form of Time-Based Phantom Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-35612, filed on May 2, 2014).

10.12(c)	2014 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-35612, filed on May 2, 2014).

10.13(c)
Change in Control Severance Agreement between Northern Tier Energy LLC and David L. Lamp, effective March 1, 2014 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, File No. 001-35612, filed on May 7, 2014).

10.14(c)
Restricted Unit Agreement (Time-Based) between Northern Tier Energy LP and David L. Lamp, effective March 1, 2014 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, File No. 001-35612, filed on May 7, 2014).

10.15(c)
Employment Letter Agreement, dated August 4, 2014, by and between Northern Tier Energy LLC and David Bonczek (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, File No. 001-35612, filed on August 5, 2014).

10.16
Credit Agreement, dated September 29, 2014, by and among Northern Tier Energy LLC, each subsidiary of Northern Tier Energy LLC party thereto, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-35612, filed on October 3, 2014).

10.17
Shared Services Agreement by and among Northern Tier Energy LLC and Western Refining Southwest, Inc. and Western Refining Company, L.P., dated October 30, 2014 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, File No. 001-35612, filed on November 4, 2014).

10.18(c)	Northern Tier 2015 Performance Bonus Program (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, File No. 001-35612, filed on December 8, 2014).

10.19(c)	Form of Performance-Based Phantom Unit Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-35612, filed on December 8, 2014).

10.20(c)	Form of Employment Agreement for Executive Officers (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, File No. 001-35612, filed on May 6, 2015).

10.21(c)	Form of Indemnification Agreement for Executive Officers (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, File No. 001-35612, filed on January 26, 2015).

10.22
Joinder Agreement (Shared Services) by and among Northern Tier Energy LLC, Western Refining Southwest, Inc., Western Refining Company, L.P. and Western Refining Logistics, LP (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, File No. 001-35612, filed on May 6, 2015).

12.1(a)	Ratio of Earnings to Fixed Charges

21.1(a)	List of subsidiaries of Northern Tier Energy LP.

23.1(a)	Consent of Deloitte and Touche LLP - Independent Registered Public Accounting Firm.

23.2(a)	Consent of PricewaterhouseCoopers LLP - Independent Registered Public Accounting Firm.

31.1(a)
Certification of David L. Lamp, President and Chief Executive Officer of Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP, for the December 31, 2015 Annual Report on Form 10-K, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(a)
Certification of Karen B. Davis, Executive Vice President and Chief Financial Officer of Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP, for the December 31, 2015 Annual Report on Form 10-K, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(b)
Certification of David L. Lamp, President and Chief Executive Officer of Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP, for the December 31, 2015 Annual Report on Form 10-K, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(b)
Certification of Karen B. Davis, Executive Vice President and Chief Financial Officer of Northern Tier Energy GP LLC, the general partner of Northern Tier Energy LP, for the December 31, 2015 Annual Report on Form 10-K, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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